Form 10-K
ANGELES PARTICIPATING MORTGAGE TRUST
filed 1995-03-30
CIK 831972

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from __________________ to____________________

                          Commission File No. 33-21298

                      ANGELES PARTICIPATING MORTGAGE TRUST
             (Exact name of registrant as specified in its charter)

                   California                            95-6881527
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)           Identification Number)

       340 North Westlake Blvd., Suite 230                 91362
           Westlake Village, California                  (Zip Code)
     (Address of principal executive offices)

Registrant's telephone number, including area code:    (805) 449-1335

Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of Exchange on
    Title of each class:                           which registered:
    --------------------                         --------------------
 Class A Shares, $1.00 par                     American Stock Exchange
value Angeles Participating
   Mortgage Trust Units

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   [X]  NO
                                                 ---    ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the Class A Shares held by non-affiliates on February 14, 1995 was approximately $1,297,000.

  As of February 14, 1995, there were 2,550,000 Shares of Angeles Participating Mortgage Trust Class A, $1.00 par value outstanding.

                                Total Pages  27
                                             --

                               TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I................................................................................  3

ITEM 1. BUSINESS......................................................................  3
 Loan Portfolio.......................................................................  4
 Unfunded Commitments.................................................................  4
 Employees............................................................................  4
ITEM 2. PROPERTIES....................................................................  4
ITEM 3. LEGAL PROCEEDINGS.............................................................  5
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................  5

PART II...............................................................................  6

ITEM 5. MARKET FOR THE TRUST'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS......  6
ITEM 6.  SELECTED FINANCIAL DATA......................................................  7
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF...  8
OPERATIONS..................
 General..............................................................................  8
 Fiscal year 1994 compared to 1993....................................................  9
 Fiscal year 1993 compared to 1992.................................................... 10
 Liquidity and Capital Resources...................................................... 10
ITEM 8. FINANCIAL STATEMENTS.......................................................... 11
ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................... 20

PART III.............................................................................. 21

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS.............................................. 21
ITEM 11. EXECUTIVE COMPENSATION....................................................... 22
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............... 23
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................... 24

PART IV............................................................................... 25

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K....................... 25


                                     PART I

ITEM 1.  BUSINESS


   Angeles Participating Mortgage Trust ("APART" or the "Trust") is a California business trust which qualifies as a real estate investment trust or "REIT" for Federal income tax purposes. The Trust was formed in April 1988. APART's capital structure consists of Shares of Class A Common Stock ("Class A Shares") and Class B Common Stock ("Class B Shares"). The Class A Shares are publicly traded on the American Stock Exchange. Presently, there are 2,550,000 Class A Shares outstanding and 1,275,000 Class B Shares (which can be converted into approximately 26,000 Class A Shares) that are owned by SAHI Partners ("SAHI"), a Delaware general partnership. The currently outstanding Class B Shares are entitled to a 1% equity interest and a 33% voting interest in the Trust. Each of the Class A and Class B Shares are entitled to one vote per share.

   APART was formed for the purpose of making and acquiring various types of mortgage and other loans ("Trust Loans") which were originally intended to be made principally to affiliated entities of Angeles Funding Corporation ("Affiliated Borrowers"). Angeles Funding Corporation ("AFC") is a wholly owned subsidiary of Angeles Corporation ("Angeles"). The Trust's objectives were to invest in Trust Loans which would (i) provide holders of the Trust's Class A Shares (the "Class A Shareholders") with monthly cash distributions sufficient to yield at least $2.00 per annum per Class A Share (as noted below, this objective is not currently being realized and was not realized in 1994 nor in
1993), (ii) maximize cash distributions over the life of the Trust through (a) mortgage and other loans that allow the Trust to share in the economic benefits of the properties securing such loans and (b) receipt of loan fees, commitments fees and other compensation from subsidiaries of Factory Merchant Malls, Inc., a California corporation and which was a wholly owned subsidiary of Angeles ("FMM") (or other Affiliated Borrowers), (iii) preserve and protect the capital of the Trust and (iv) provide the potential for liquidity to the extent of trading activity in Class A Shares on the American Stock Exchange.

   At the beginning of 1993, the Trust had four outstanding loans, all of which had been made to wholly owned subsidiaries of FMM. The FMM subsidiaries owned and operated factory outlet malls that consisted of retail stores operated by a diversified group of nationally recognized manufacturers. The FMM subsidiaries had outstanding Trust Loans with respect to four factory outlet malls located in Barstow, California (the "Barstow Property"), Branson, Missouri (the "Branson Property"), Osage Beach, Missouri (the "Osage Beach Property") and Fort Chiswell, Virginia (the "Fort Chiswell Property"), (collectively, the "Properties"). The Osage Beach Property was sold by FMM in February 1993 and the loan was repaid resulting in net cash to the Trust of approximately $14.9 million.

   In February 1993, Angeles notified the Trust that it was unable to satisfy its guaranty obligation that through October 6, 1993, the Trust's Net Cash on a cumulative basis (as defined in the Declaration of Trust) would be sufficient to provide Class A shareholders with a minimum annual distribution of $2.00 per Class A share. Beginning in March of 1993, the FMM subsidiaries failed to meet their remaining debt obligations under their respective Trust Loans with respect to the Properties and in November 1993 the remaining Trust Loans were sold to an unaffiliated trust which resulted in net cash proceeds of approximately $26.1 million. Angeles's inability to satisfy such guaranty obligation was due to liquidity problems and subsequently, in May 1993, Angeles filed for protection under Chapter 11 of the federal bankruptcy laws.

   The general policies of the Trust and its general supervision are overseen by a board of four trustees (the "Trustees"), all of whom are unaffiliated with Angeles or its affiliates. On February 26, 1993, in recognition of the conflicts of interest between the Trust, Angeles and Angeles' affiliates, including FMM, a committee was formed consisting solely of Trustees who were not affiliated with Angeles (the "Independent Committee"). The Independent Committee was given the authority to make all decisions relating to the Trust's dealings with Angeles or any of its affiliates, including FMM. During 1993, AFC's advisory and administrative services to the Trust were terminated and the two inside trustees who were affiliated with Angeles, resigned from the Board of Trustees.

   As a result of Angeles' financial problems and its inability to pay debt service on the remaining three loans, the Trust, suspended its monthly dividend policy after the payment of the April dividend. A significant portion of the funds used to pay the dividend in March 1993 and all of the funds used to pay the dividend in April 1993 represented a return of a portion of the proceeds received from the repayment of the Trust loan with respect to the Osage Beach Property.

   On September 27, 1993, the Trust entered into a Joint Marketing Agreement with the Official Unsecured Creditors' Committee of Angeles. The Joint Marketing Agreement, to which Angeles was not a party, set forth procedures for the Committee and APART to solicit bids for the purchase of both the Factory Merchants Malls and APART's mortgages secured by these malls. That process resulted in a November 3, 1993, sale, which included APART's three mortgage loans, to New Plan Realty Trust, a real estate investment trust listed on the New York Stock Exchange. APART realized approximately $26.1 million from the sale of its mortgage portfolio. Angeles, under this agreement, sold FMM and its interest in the Trust's Class B shares to New Plan Realty. In conjunction with the sale of the remaining Trust loans, the Trust granted full release to Angeles, its subsidiaries and its affiliates and further released Angeles of its Guaranty obligation.

   In November 1993, subsequent to the sale of the Trust Loans, the Trust declared a $14.50 per Class A share distribution ($36,975,000 in total) to shareholders of record on November 18, 1993, payable on December 3, 1993. The Trust does not expect to have further cash distributions, if any, to shareholders until after 1995. In addition, there can be no assurance that the American Stock Exchange listing will be continued.

   In November 1993, the Trust was notified that SAHI had acquired all of the Trust's 1,275,000 outstanding Class B Shares from New Plan Realty. Subsequent to the acquisition of the Class B Shares, SAHI has stated a desire to obtain control of APART. SAHI along with affiliated entities, has accumulated 244,100 Class A Shares or 9.57% of the total outstanding Class A Shares of the Trust.

   On March 15, 1994, the Trust announced that it had entered into an agreement with SAHI for the sale of a Warrant for the right to purchase five million shares of the Trust's Class A Shares at a price of $1 per share. SAHI purchased the Warrant for $100,000, which amount will be applied against the purchase price for the first Class A Shares purchased pursuant to the Warrant. The Warrant will not be exercisable unless and until the issuance of the Class A Shares issuable upon the exercise thereof has been approved by holders of a majority of the Class A Shares and Class B Shares voting together as a single class. Upon exercise of the entire Warrant for five million shares, SAHI would own 69% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, would control 80% of the voting interest of the Trust.

   Assets of APART prior to the sale of its loan portfolio in November 1993, consisted of $14 million in cash and $24.5 million of mortgage notes receivable. After the sale of the Trust's mortgage loan portfolio for $26.1 million and the subsequent shareholder distribution of $37.3 million, the Trust had remaining assets in excess of $2 million consisting primarily of cash.

   The Trust had not, except for investments in securities of the Federal Home Loan Mortgage Corporation, made any real estate or mortgage loan investments since its portfolio sale in November 1993. The Trust is currently exploring investment opportunities with SAHI and expects to present a new business plan to shareholders in 1995.

   The Trust will terminate October 16, 2004, unless extended by the shareholders.

   The Trust's loan portfolio remained without any investments throughout the 1994 year.

   The Trust had no unfunded commitments as of December 31, 1994.

   The Trust has three employees. In light of the termination of AFC's advisory and administrative services to the Trust, the Trust engaged personnel to advise and administer the operations of the Trust. The Class A Shareholders have no right to participate in the management or conduct of the Trust's business and affairs.

ITEM 2.  PROPERTIES

       None.

ITEM 3.  LEGAL PROCEEDINGS


       The Trust is unaware of any pending legal proceedings to which it is a party other than a Proof of Claim it has filed in the Angeles bankruptcy in the amount of $75,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

                                    PART II


ITEM 5.  MARKET FOR THE TRUST'S COMMON EQUITY AND RELATED SECURITY HOLDER
MATTERS

       The Trust has 2,031 Class A Shareholders as of February 14, 1995. The Class A Shares are traded on the American Stock Exchange under the symbol APT. All of the Class B Shares are held by SAHI, Inc. and there is no established public trading market for these shares.

       The following table sets forth the high and low sales prices of the Trust's Class A Shares for the quarters ended 1994 and 1993.

                                     High              Low
                                 ------------      -----------
1994, Quarter ended:

       December 31, 1994           $  1  1/16       $     9/16
       September 30, 1994          $  1  1/2        $     3/4
       June 30, 1994               $  1 11/16       $ 1
       March 31, 1994              $  1  3/8        $    15/16

1993, Quarter ended:

       December 31, 1993           $ 15  3/8        $     3/8/(1)/
       September 30, 1993          $ 14  1/2        $ 10  3/8
       June 30, 1993               $ 11  1/8        $  9  1/4
       March 31, 1993              $ 17  3/4        $  8

       (1) The market price of the Trust declined significantly after the December 3, 1993 shareholder distribution of $14.50 per Class A share.

       On February 14, 1995, the last sale price of the Class A Shares as reported by the American Stock Exchange was $0.56.

       It was the policy of the Trust to make monthly distributions of Net Cash, as defined in the Declaration of Trust. Distributions of Net Cash to Class A Shareholders for the year ended December 31, 1992, was $2.00 per share paid in equal monthly installments of $.167 per share. Distributions of Net Cash to Class A Shareholders for the year ended December 31, 1993 was $15.17 per share, paid in four equal monthly installments of $.167 per share for the months of January through April 1993 and $14.50 per share in December 1993. A significant portion of the funds used to pay dividends paid in March 1993 and all of the funds used to pay dividends paid in April and December 1993 were derived from the proceeds of the repayment of the Trust Loan with respect to the Osage Beach Property in February 1993, and from the sale of the remaining loan portfolio in November 1993.

ITEM 6.  SELECTED FINANCIAL DATA

                                    For the years ended December 31,
                          ------------------------------------------------------
                           1994       1993       1992         1991        1990
                          ------     ------     -------      -------     -------
Revenue                   $  296     $4,730     $ 5,237      $ 5,448     $ 5,309
Costs and expenses(1)        626        982       5,783          642         651
                          ------     ------    --------      -------     -------
Net income (loss)         $ (330)    $3,748     $  (546)     $ 4,806     $ 4,658
                          ======     ======     =======      =======     =======
Net income (loss)
  -per Class A Share (2)  $(0.13)    $  1.45    $ (0.21)     $  1.87     $  1.81
                          ======     =======    =======      =======     =======
Cash distributions
  -per Class A Share (3)       -     $ 15.01    $  2.00      $  2.00    $  2.00
                          ======     ======     =======      =======    =======
Total assets              $ 2,372    $ 2,680    $39,909      $44,824    $45,276
                          ======     =======    =======      =======    =======
Shareholders' equity      $ 2,290    $ 2,519    $37,410      $43,118    $43,474
                          =======    =======    =======      =======    =======

(1) Includes a write-down for in-substance foreclosed property of $5,000,000 in 1992.

(2) The net income per Class A Share was based upon 2,550,000 weighted average shares outstanding during each of five years ended December 31, 1994, after deduction of the 1% Class B Shares' interest.

(3) Includes a $14.50 per Class A Share distribution paid in December 1993 as a result of selling APART's remaining three Trust Loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

       The Trust's source of cash during 1994 was from income earned on its investments and cash and cash equivalent investments. The Trust's primary source of cash in years prior to 1994 was from interest or principal payments received on participating mortgages ("Trust Loans") made to wholly owned subsidiaries of Factory Merchants Malls, Inc. ("FMM"), an affiliate of Angeles Funding Corporation ("AFC"). The FMM subsidiaries owned and operated factory outlet malls that typically consist of retail stores operated by a diversified group of nationally recognized manufacturers who sell their first-quality goods at discount prices directly to the consumer. The FMM subsidiaries had outstanding Trust Loans with respect to four factory outlet malls located in Barstow, California (the "Barstow Property"), Branson, Missouri (the "Branson Property"), Osage Beach, Missouri (the "Osage Beach Property") and Fort Chiswell, Virginia (the "Fort Chiswell Property"), (collectively, the "Properties").

       APART received approximately $14.9 million of proceeds attributable to repayment of the Trust Loan collateralized by the Osage Beach Property which was sold in February 1993. The Trust's equity participation with respect to the sale of the Osage Beach Property, based on increases in value, amounted to $919,000. The Trust also earned $109,000 as a prepayment penalty because the loan was paid during the first five years. Of these additional amounts, $704,000 was retained by the borrower as a repayment of unearned participation income previously paid to the Trust with respect to the Osage Beach Property Trust Loan. The proceeds from repayment of this Trust Loan were invested in government securities and a money market account which earned a rate of return from approximately 2.3% to 3.0%. In view of the low rate of return that the Trust was earning with respect to these proceeds and FMM's subsidiaries' failure to meet their obligations under the outstanding Trust Loans, the Trust's cash flow was insufficient to fund the Trust's dividends at the historical rate of $2.00 per Class A share per annum.

       Since March 1993, the FMM subsidiaries failed to meet their debt obligations under their respective Trust Loans with respect to the Properties. Although FMM's parent, Angeles had guaranteed that, through October 6, 1993, the Trust's Net Cash on a cumulative basis (as defined in the Declaration of Trust) would be sufficient to provide Class A Shareholders with a minimum annual distribution of $2.00 per Class A Share, Angeles notified the Trust in February 1993 that it was unable to satisfy this guaranty obligation because of liquidity problems caused by Angeles' inability to complete sales or refinancings of real estate assets and to fully realize asset values in a continuing sluggish and depressed real estate market. In February 1993, Angeles also informed the Trust that it was unable to perform its obligations under its partial guaranty of the amounts due under the Trust Loan to the Fort Chiswell Property. In March 1993, the Trust established a committee (the "Independent Committee"), consisting solely of trustees not affiliated with Angeles, to make all decisions relating to the Trust's dealings with Angeles or any of its affiliates, including AFC and FMM. On May 3, 1993, Angeles filed for protection under Chapter 11 of the federal bankruptcy laws.

       On November 3, 1993, the Trust, under the Joint Marketing Agreement between the Trust and the Official Committee of Unsecured Creditors of Angeles, completed the sale of the three remaining Trust Loans held in its portfolio to New Plan Realty Trust ("New Plan"). The Trust received net proceeds of $26,144,000 in cash from this sale. Angeles, under this agreement, sold its equity in FMM to New Plan along with 1,275,000 Class B shares of the Trust. Pursuant to the Joint Marketing Agreement, APART granted full releases to Angeles, its subsidiaries and its affiliates and further released Angeles of its guarantee obligations.

       In November 1993, subsequent to the sale of the Trust Loans, the Trust declared a $14.50 per Class A share distribution to shareholders of record on November 18, 1993, payable on December 3, 1993. The Trust has announced that it will continue to explore strategic alternatives with third parties who might have an interest in acquiring an interest in the remaining Trust after the shareholder distribution discussed above. The Trust is currently exploring investment opportunities with SAHI and expects to present a new business plan to shareholders in 1995. In an effort to obtain further value for the Trust shareholders and to provided for minimal operating costs, liabilities, and claims the Trust retained over $2 million in cash after the announced shareholder distribution. As of December 31, 1994, approximately $2,000,000 in cash and investments, is held by the APART Contingent Claim Trust for the benefit of APART. Such Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APART's indemnification agreements for its Trustees. The Contingent Claim Trust will terminate on the earlier of December 31, 1996 or the determination by its trustee that no contingent claims exist. The sole trustee of the Contingent Claim Trust is Mr. Ronald J. Consiglio, Trustee, Chairman, Chief Executive Officer and President of APART. The Trust retained no other assets and its shareholder equity approximates the amount of remaining cash. The Trust does not expect to have further cash distributions, if any, to shareholders until after 1994. In addition, there can be no assurance that the American Stock Exchange listing will be continued.

       A significant portion of the funds used to pay the dividend paid in March 1993 and all of the funds used to pay the dividends of April and December 1993 represented a return of a portion of the proceeds received from the repayment of the Trust Loan with respect to the Osage Beach Property in February 1993 and the sale of the remaining loan portfolio in November 1993. Assets of APART prior to the sale of its loan portfolio in November 1993, consisted of $14 million in cash and $24.5 million of mortgage notes receivable. After the sale of the Trust's mortgage loan portfolio for $26.1 million and the subsequent shareholder distribution of $37.3 million, the Trust had remaining assets in excess of $2 million consisting primarily of cash.

       On March 15, 1994, the Trust announced that it had entered into an agreement with SAHI, for the sale of a Warrant for the right to purchase five million shares of the Trust's Class A Shares at a price of $1 per share and 2,500,000 shares of Class B shares at a price of $.01 per share. SAHI Partners purchased the Warrant for $101,000, which amount will be applied against the purchase price for the first Class A and Class B Shares purchased pursuant to the Warrant. The Warrant will not be exercisable unless and until the issuance of the Class A and Class B Shares issuable upon the exercise thereof has been approved by holders of a majority of the Class A Shares and Class B Shares voting together as a single class. Upon exercise of the entire Warrant for five million shares, SAHI would own 69% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, would control 80% of the voting interest of the Trust.

       The initial offering of Angeles Participating Mortgage Trust began in July 1988, at $20 per Class A Share. Cash distributions began in July 1988 at the annual rate of $2 per Class A Share until April 1993. In December 1993 a shareholder distribution of $14.50 per share was paid to Class A shareholders. Those investors who purchased and have held their APART shares since July 1988 have now received total cash of $23.89 per share from shareholder distributions.

FISCAL YEAR 1994 COMPARED TO 1993

       As a result of the Trust selling all of its investment loans during fiscal 1993, total revenues for fiscal 1994 decreased significantly. The Trust's only source of income during 1994 was income earned on its cash and cash equivalents and investments in the Federal Home Loan Mortgage Corporation ("Government Securities"). Such Government Security investments were made during 1994 utilizing the $2 million held by the Contingent Clam Trust, in order to create qualified income for the Trust to maintain its REIT status.

       In conjunction with investing in the Government Securities the Trust incurred significant borrowings and interest expense in order to generate REIT qualified income (income from real estate related activites).

       The Trust's general and administrative expense decreased significantly during fiscal 1994 due primarily to a decrease in legal costs. During 1993, the Trust incurred significant legal fees to protect its interests as a result of borower default on all loans made by the Trust.

       For the fiscal year ended December 31, 1994, the Trust continues to incur legal fees as they relate to the preparation of a proxy statement and related material for the Trust's next shareholders meeting. The proxy statement will include a business plan and numerous issues which will require shareholder approval, one of which is the issuance of the warrants for additional Class A and Class B shares to SAHI. As of December 31, 1994, the Trust used part-time services from three employees to administer and monitor the Trust operations.

FISCAL YEAR 1993 COMPARED TO 1992

   During 1993 the Trust fully liquidated its notes receivable portfolio. In February 1993 the Osage Beach Property Trust Loan was repaid resulting in net cash proceeds of $14,900,000 including equity participation of approximately $919,000 and $109,000 of prepayment penalty income. In November 1993 the Trust sold the remaining three Trust Loans resulting in net cash proceeds of $26,100,000 and $2,545,000 of income.

   While the liquidation of the Trust's assets created a significant amount of income to the Trust, 1993 total revenues decreased 10% when compared to 1992 revenues. This decrease is attributable to the failure of the Trust's borrowers to make required payments with respect to any of the Trust's outstanding loans, beginning in March 1993. This decrease in revenues was offset by the interest income earned on cash and cash equivalents. After the Osage Beach Property loan was paid off, the Trust maintained a cash balance of approximately $14 million through the end of November 1993, at which time these moneys along with the proceeds from the sale of the mortgages were used to pay a $14.50 per Class A share distribution to shareholders.

   The Trust's 1993 expenses decreased significantly when compared to 1992 due to the $5 million write-down of in-substance foreclosed property with respect to the Fort Chiswell note receivable which was recognized in the fourth quarter of 1992. The general and administrative expenses have increased 25% in 1993 as compared to such expenses in 1992. Such expenses have increased as a result of legal and other professional fees incurred to protect the Trust's interests as a result of Angeles' financial problems and FMM's non-payment of interest due on the Trust Loans. In addition, in May 1993, the Trust established and opened its own offices and as of December 31, 1993 had three employees to administer and monitor the Trust operations. Such increases were partially offset as a result of the termination of AFC as the advisor to the Trust in February 1993.

LIQUIDITY AND CAPITAL RESOURCES

   The Trust's primary source of cash is from interest earned on investments and cash and cash equivalents. Of the Trust's approximately $2.3 million and $2.5 million of investments and/or cash as of December 31, 1994 and December 31, 1993, respectively, $2 million is held by the APART Contingent Claim Trust for the benefit of APART. Such Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APART's indemnification agreements for it's Trustees. The Contingent Claim Trust will terminate on the earlier of December 31, 1996 or the determination by its trustee that no contingent claims exist.

   The Trust distributed the majority of its assets, $36,975,000 to Class A shareholders of record on November 18, 1993 payable December 3, 1993. Remaining funds, approximately $2.5 million, were retained by the Trust to provide for potential liabilities or claims, minimal operating costs and the possibility of obtaining further value for shareholders from potential strategic alternatives with third parties who might wish to acquire an interest in the remaining Trust. The amount and timing of any future cash dividends, if any, is impossible to predict at this time. Since APART has no other assets, shareholder equity approximates the amount of remaining cash.

   Based upon the Trust's cash and cash equivalent balance at December 31, 1994, management believes it has sufficient cash to operate as a going concern through the coming 1995 fiscal year. Additional sources of assets to the Trust may result from the exercise of Warrants by SAHI.

ITEM 8.  FINANCIAL STATEMENTS


ANGELES PARTICIPATING MORTGAGE TRUST
INDEX TO FINANCIAL STATEMENTS


                                                                                                    Page
                                                                                                    ----

Independent Auditors' Report                                                                          12

Financial Statements - The financial statements of the Trust required to be included in Item 8 are listed below:

         Balance Sheets at December 31, 1994 and 1993                                                 13

         Statements of Operations for each of the three years in the period ended
              December 31, 1994                                                                       14

         Statements of Changes in Shareholders' Equity for each of the three years
              in the period ended December 31, 1994                                                   15

         Statements of Cash Flows for each of the three years in the period ended
              December 31, 1994                                                                       16

         Notes to Financial Statements                                                                17

INDEPENDENT AUDITORS' REPORT
----------------------------


To the Shareholders of Angeles Participating Mortgage Trust:


We have audited the financial statements of Angeles Participating Mortgage Trust (the "Trust"), listed at Item 8. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Los Angeles, California
January 25, 1995

Angeles Participating Mortgage Trust
Balance Sheets

                                                                                      December 31
                                                                          ------------------------------------
                                                             Notes             1994                   1993
                                                             -----        ------------            ------------
ASSETS
Cash and cash equivalents                                       2         $    872,000            $  2,539,000
Investments (at cost, market value
  approximates $1,355,000)                                      3            1,371,000
Other receivables                                                               16,000                  -
Other assets                                                                   113,000                 141,000
                                                                          ------------            ------------
         Total assets                                                     $  2,372,000            $  2,680,000
                                                                          ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                           82,000                 161,000
                                                                          ------------            ------------
         Total liabilities                                                      82,000                 161,000
                                                                          ------------            ------------
Shareholders' equity:                                            7
Class A Shares (2,550,000 shares issued and outstanding,
  $1.00 par value, unlimited shares authorized)                              2,550,000               2,550,000
Class B Shares (1,275,000 shares issued and outstanding,
  $ .01 par value, unlimited shares authorized)                                 13,000                  13,000
Additional paid in capital                                                  42,329,000              42,228,000
Accumulated undistributed net realized gain from sale of
  mortgages                                                                  2,545,000               2,545,000
Accumulated distributions in excess of cumulative net income
  other than gain from sale of mortgages                                   (45,147,000)            (44,817,000)
                                                                          ------------            ------------
        Total shareholders' equity                                           2,290,000               2,519,000
                                                                          ------------            ------------
        Total liabilities and shareholders' equity                        $  2,372,000            $  2,680,000
                                                                          ============            ============

    The accompanying notes are an integral part of the financial statements

Angeles Participating Mortgage Trust
Statements of Operations

                                                                        Years ended December 31
                                                                 -----------------------------------------
                                                       Notes        1994           1993            1992
                                                       -----     ----------     -----------     ----------
       Revenue:
        Income from early retirement of mortgage         5       $     -         $1,028,000     $    -
        Interest income from  loans                      4             -            789,000      5,237,000
        Interest income from investments                            296,000         368,000          -
                                                                 ----------      ----------     ----------
                  Total revenue                                     296,000       2,185,000      5,237,000
                                                                 ----------      ----------     ----------
      Costs and expenses:
        Write-down for in-substance foreclosure       1, 2, 4          -              -          5,000,000
        Interest expense                                            270,000           -               -
        General and administrative                                  356,000         982,000        783,000
                                                                 ----------      ----------     ----------
                  Total costs and expenses                          626,000         982,000      5,783,000
                                                                 ----------      ----------     ----------
      Income or loss before gain on sale of
        mortgages                                                $ (330,000)     $1,203,000     $ (546,000)
      Gain from sale of mortgages                         5            -          2,545,000           -
                                                                 ----------      ----------     ----------
      Net income (loss)                                   2      $ (330,000)     $3,748,000     $ (546,000)
                                                                 ==========      ==========     ==========
      Net income (loss) per Class A Share                        $    (0.13)     $     1.45     $    (0.21)
                                                                 ==========      ==========     ==========
      Cash distributions per Class A Share                       $     -         $    15.01     $     2.00
                                                                 ==========      ==========     ==========
      Weighted average number of Class A
        Shares outstanding                                        2,550,000       2,550,000      2,550,000
                                                                 ==========      ==========     ==========


   The accompanying notes are an integral part of the financial statements.

Angeles Participating Mortgage Trust
Statements of Changes in Shareholders' Equity

                                                                                        Accumulated
                                                                                       Distributions
                                                                     Additional        in Excess of
                                        Class A         Class B        Paid-In          Cumulative
                                        Shares          Shares         Capital         Net Income(1)       Total
                                      ----------       --------      -----------       -------------    ------------
Balance at January 1, 1992            $2,550,000        $13,000      $42,228,000       $ (1,673,000)    $ 43,118,000
Net loss                                  -                -              -                (546,000)        (546,000)
Cash distributions                        -                -              -              (5,162,000)      (5,162,000)
                                      ----------       --------      -----------       ------------     ------------
Balance at December 31, 1992           2,550,000         13,000       42,228,000         (7,381,000)      37,410,000
Income before gain on sale of
  mortgages                                                                               1,203,000        1,203,000
Gain from sale of mortgages               -                -              -               2,545,000        2,545,000
Cash distributions                        -                -              -             (38,639,000)     (38,639,000)
                                      ----------       --------      -----------       ------------     ------------

Balance at December 31, 1993           2,550,000         13,000       42,228,000        (42,272,000        2,519,000
Net loss                                  -                -              -                (330,000)        (330,000)
Proceeds from sale of warrants
  (Note 1)                                -                -             101,000              -              101,000
                                      ----------        -------      -----------       ------------     ------------
Balance at December 31, 1994          $2,550,000        $13,000      $42,329,000       $(42,602,000)    $  2,290,000
                                      ==========        =======      ===========       ============     ============

(1) Balances as of December 31, 1993 and 1994 include accumulated undistributed net realized gain from sale of mortgages of $2,545,000.

   The accompanying notes are an integral part of the financial statements.

Angeles Participating Mortgage Trust
Statements of Cash Flows

                                                                             Years ended December 31,
                                                                -----------------------------------------------
                                                                     1994             1993              1992
                                                                ------------      ------------      -----------
Cash flows from operating activities:
Net income (loss)                                               $   (330,000)     $  3,748,000      $  (546,000)
Adjustments to reconcile net income (loss) to cash flows
 from operating activities:
  Write-down for in-substance foreclosure                               -                -            5,000,000
  Decrease in interest receivable                                       -              573,000            -
  Decrease (increase) in other receivables                           (16,000)           25,000            -
  Decrease (increase) in other assets                                 28,000          (126,000)          47,000
  Increase (decrease) in accounts payable and accrued
    expenses                                                         (79,000)           70,000           25,000
  Decrease in due to affiliates                                         -                 -             (38,000)
  Decrease in unearned loan fee income                                  -             (215,000)         (67,000)
  Increase (decrease) in unearned participation income                  -           (1,544,000)         436,000
                                                                ------------      ------------      -----------
Cash flows provided (used) by operating activities                  (397,000)        2,531,000        4,857,000
                                                                ------------      ------------      -----------
Cash flows from investing activities:
  Investments in investment securites                            (30,914,000)             -               -
  Sale of investment securities                                   29,543,000              -               -
  Collection of notes receivable                                        -           39,400,000            -
                                                                ------------      ------------      -----------
Cash flows provided (used) by investing activities                (1,371,000)       39,400,000            0
                                                                ------------      ------------      -----------
Cash flows from financing activities:
  Decrease in cash distributions payable                                -             (430,000)           -
  Increase (decrease) in advances under yield guarantee                 -             (434,000)         355,000
  Borrowings related to investment security purchases             27,939,000              -               -
  Repayment of borrowings related to investment security
    purchases                                                    (27,939,000)             -               -
  Proceeds from sale of warrants                                     101,000              -               -
  Cash distributions to shareholders                                    -          (38,639,000)      (5,162,000)
                                                                ------------      ------------      -----------
Cash flows provided (used) by financing activities                   101,000       (39,503,000)      (4,807,000)
                                                                ------------      ------------      -----------
Increase (decrease) in cash and cash equivalents                  (1,667,000)        2,428,000           50,000
Cash and cash equivalents at beginning of period                   2,539,000           111,000           61,000
                                                                ------------      ------------      -----------
Cash and cash equivalents at end of period                      $    872,000      $  2,539,000      $   111,000
                                                                ============      ============      ===========

   The accompanying notes are an integral part of the financial statements.

ANGELES PARTICIPATING MORTGAGE TRUST
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY, BUSINESS ACTIVITIES AND SIGNIFICANT EVENTS

   Angeles Participating Mortgage Trust (the "Trust" or "APART") was organized for the purpose of making and acquiring various types of mortgage and other loans ("Trust Loans"), which were made to affiliated entities of Angeles Corporation ("Angeles"). Angeles Funding Corporation ("AFC") a wholly-owned subsidiary of Angeles served as the Trust's Advisor until February 1993. The Trust had invested primarily in first mortgage loans and junior or other subordinated mortgage loans containing income and/or equity participations.

   The Trust's primary source of cash in years prior to 1994 was from interest or principal payments received on participating mortgages ("Trust Loans") made to Factory Merchant Malls, Inc., a California corporation and which was a wholly-owned subsidiary of Angeles ("FMM") or subsidiaries of FMM. The FMM subsidiaries owned and operated factory outlet malls that typically consist of retail stores operated by a diversified group of nationally recognized manufacturers.

   APART received approximately $14.9 million of proceeds attributable to repayment of the Trust Loan collateralized by one property which was sold in February 1993. On November 3, 1993, the Trust, under the Joint Marketing Agreement between the Trust and the Official Committee of Unsecured Creditors of Angeles, completed the sale of the three remaining Trust Loans held in its portfolio to New Plan Realty Trust ("New Plan"). The Trust received net proceeds of $26,144,000 in cash from this sale. Angeles, under this agreement, sold its equity in FMM to New Plan along with 1,275,000 Class B shares of the Trust. Pursuant to the Joint Marketing Agreement, APART granted full releases to Angeles, its subsidiaries and its affiliates and further released Angeles of its guarantee obligations.

   In November 1993, subsequent to the sale of the Trust Loans, the Trust declared a $14.50 per Class A share distribution ($36,975,000 in total) to shareholders of record on November 18, 1993, payable on December 3, 1993. The Trust does not expect to have further cash distributions, if any, to shareholders until after 1995. In addition, there can be no assurance that the American Stock Exchange listing will be continued.

   In November 1993, the Trust was notified that SAHI Partners ("SAHI") acquired all of the Trust's 1,275,000 outstanding Class B Shares. Subsequent to the acquisition of the Class B Shares, SAHI stated a desire to obtain control of APART and SAHI along with affiliated entities, has accumulated 244,100 Class A Shares or 9.57% of the total outstanding Class A Shares of the Trust.

   On March 15, 1994, the Trust announced that it had entered into an agreement with SAHI, for the sale of a Warrant for the right to purchase five million shares of the Trust's Class A Shares at a price of $1 per share and 2,500,000 shares of Class B shares at a price of $.01 per share. SAHI purchased the Warrant for $101,000, which amount will be applied against the purchase price for the first Class A and Class B Shares purchased pursuant to the Warrant. The Warrant will not be exercisable unless and until the issuance of the Class A and Class B Shares issuable upon the exercise thereof has been approved by holders of a majority of the Class A Shares and Class B Shares voting together as a single class. Upon exercise of the entire Warrant for five million shares, SAHI would own 69% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, would control 80% of the voting interest of the Trust. The Trust is currently exploring investment opportunities with SAHI and expects to present a new business plan to shareholders in 1995.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF ACCOUNTING - The financial statements of the Trust are prepared on the accrual basis and, therefore, revenue is recorded as earned and costs and expenses are recorded as incurred. Based upon the Trust's cash and cash equivalent balance at December 31, 1994, management believes it has sufficient cash to operate as a going concern through the coming 1995 fiscal year. Certain prior years amounts have been reclassified to conform to current year classifications.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash held in bank or invested in money market funds with original maturity terms of less than 90 days. Of the cash and cash equivalents balance at December 31, 1994, approximately $579,000 is held by the APART Contingent Claim Trust for the benefit of APART. Such Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APART's indemnification agreements for its Trustees. The Contingent Claim Trust will terminate on the earlier of December 31, 1996 or the determination by its trustee that no contingent claims exist. The sole trustee of the Contingent Claim Trust is Mr. Ronald J. Consiglio, Trustee, Chairman, Chief Executive Officer and President of APART.

     INVESTMENTS - The Trust has adopted Statement of Financial Accounting Standards No. 115, "Accounting for certain Investments in Debt and Equity Securities" (SFAS 115"), for the year ended December 31, 1994. There was no cumulative effect of adopting SFAS 115. In accordance with SFAS 115, management determines the appropriate classification of its investments in debt and equity securities at the date of purchase between "Held-to-Maturity", "Available-for-Sale" and "Trading". Management re-evaluates such classification at each balance sheet date. At December 31, 1994, the Trust had no investments that qualified as Trading or Available for Sale. The investment of $1,371,000 is held by the APART Contingent Claim Trust for the benefit of APART.

     NOTES RECEIVABLE AND INTEREST INCOME - Notes receivable are recorded at the lower of cost or estimated net realizable value net of unearned loan fees which are amortized over the lives of the respective loans. Interest income is recorded as earned in accordance with the terms of the loans. The loans included participatory and payment features which resulted in the Trust receiving interest in advance of its having been earned. Such unearned interest was deferred and subsequently recognized as earned or upon the sale of the notes receivable. Interest income is recorded as earned in accordance with the terms of the loans. Interest income is not recorded on individual loans that have been classified as loans foreclosed in substance or if payments are in default in excess of two months.

     LOANS FORECLOSED IN-SUBSTANCE - Loans foreclosed in-substance consist of loans accounted for as foreclosed property even though actual foreclosure has not occurred. The carrying value of such loans were reduced to the estimated fair value of the underlying collateral.

     INCOME TAXES - The Trust has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code for each taxable year of operations. As a qualified REIT, the Trust is subject to income taxation at corporate rates on its REIT taxable income. However, the Trust is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Trust to taxation at the shareholder level only. For income tax purposes, the Trust reports revenue and expenses on the accrual method. No income tax provision has been shown in the accompanying statement of operations since, in the opinion of management, the Trust qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code.

     NET INCOME PER CLASS A SHARE - The net income per Class A Share was based on 2,550,000 weighted average shares outstanding during each of the five years ending December 31, 1994, after deduction of the 1% Class B Shares' interest (see Note 7).

NOTE 3 - INVESTMENT

     The Trust entered into two investments in 1994 to preserve its REIT status. The Trust purchased and subsequently sold $30 million in Federal Home Loan Mortgage Corporation securities which resulted in interest income, before financing costs, of $226,000. The Trust, as of December 31, 1994, continues to hold a second investment in securities of the Federal Home Loan Mortgage Corporation. The investment, held in the the Contingent Claim Trust (see Note 2, Cash and Cash Equivalents, above), has a cost of $1,371,000 and an approximate market value of $1,355,000 as of December 31, 1994. The investment has an 8.5% coupon and matures on June 1, 1996. The Trust maintains this investment at its original cost as it is its intention to hold this investment until maturity.

NOTE 4 - FEES AND OTHER PAYMENTS TO THE TRUST'S PRIOR ADVISOR AND ITS AFFILIATES

     Until February 1, 1993, the Trust paid AFC monthly advisory fees for trust administration and for non-accountable expenses equal to .25% and .20% per annum of Trust proceeds, respectively. The Trust also reimbursed an affiliate of AFC for administrative expenses incurred on its behalf. In February 1993, AFC's advisory and administrative services to the Trust were terminated. The amount paid to AFC or its affiliate for the one month period ended February 1, 1993 and for the year ended December 31, 1992 were as follows:

                                               1993            1992
                                              -------        --------

     Advisory fees                            $11,000        $128,000
     Non-accountable expense allowance        $ 8,000        $102,000
     Administrative expenses                  $ 6,000        $121,000

     The Trust did not pay any fees to Angeles or affiliated entities in 1994.

NOTE 4 - LOAN PORTFOLIO

     During February 1993, FMM sold the Osage property and repaid APART's note receivable (see Note 5) and in November 1993, the Trust sold the three remaining Trust Loans held in its portfolio (see Note 5).

NOTE 5 - REPAYMENT OF AND SALE OF TRUST LOANS

     In February 1993, APART received $14,900,000 of net proceeds attributable to the repayment of a Trust loan with respect to the Osage Beach property.

     In November 1993, the Trust sold its remaining three Trust Loans on the Barstow, Branson and Fort Chiswell Properties and received $26,144,000 of net proceeds from the sale. In conjunction with the sale (see Note 1) APART and Angeles along with Angeles' subsidiaries and its affiliates granted mutual full releases of any obligations that may exist. As a result of the full releases, the Trust recognized in the fourth quarter of 1993, $791,000 of Unearned Participation Income and $110,000 of Advances Under Yield Guarantee.

     The resulting income generated from this sale transaction is as follows:

     Net Proceeds from Sale of Trust Loans                         $ 26,144,000
     Principal Balance of Notes Receivable, Net:
         Barstow Property                            $ 7,000,000
         Branson Property                             12,500,000
         Ft. Chiswell Property                         5,000,000    (24,500,000)
                                                    -----------
     Angeles and Affiliate Obligations Released
      In Connection with the Sale:
         Unearned Participation Income                                  791,000
         Advances Under Yield Guarantee                                 110,000
                                                                   ------------

             Income from Sale of Mortgages                         $  2,545,000
                                                                   ============

NOTE 6 - SHAREHOLDERS' EQUITY

     The shares of the Trust are of two classes: Class A Shares (par value $1.00 per share) and Class B Shares (par value $.01 per share). There is no limit on the number of either Class A or Class B Shares which the Trust is authorized to issue. Class B Shares in an amount equal to one-half of the number of Class A Shares outstanding have been issued by the Trust. Class A and Class B Shares are each entitled to one vote per share with respect to the election of Trustees and other matters. Commencing in 1990, the Class B Shares are convertible at the option of the Class B Shareholder into Class A Shares on the basis of 49 Class B Shares for one Class A Share; provided that no more than 20% of the original amount of outstanding Class B Shares (on a cumulative basis) is so convertible in any year. All distributions of Net Cash will be distributed 99% to the Class A Shareholders and 1% to the Class B Shareholder.

NOTE 7 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth the selected quarterly financial data for the Trust (in thousands except for per share amounts).

                                                          QUARTER ENDED
                                             -------------------------------------
1994                                         12/31/94   9/30/94  6/30/94   3/31/94
                                             --------   -------  -------   -------
Revenue                                          $242       $23      $16       $15
Net (loss)                                       ($93)     ($29)   ($110)     ($98)
Net (loss) per Class A share                   ($0.04)   ($0.01)  ($0.04)   ($0.04)
Weighted average Class A Shares outstanding     2,550     2,550    2,550     2,550

                                                          QUARTER ENDED
                                             -------------------------------------
1993                                         12/31/93   9/30/93  6/30/93   3/31/93
                                             --------   -------  -------   -------
Revenue                                        $2,791      $312     $124    $1,503
Net (loss)                                     $2,445       $65    ($156)   $1,394
Net (loss) per Class A share                    $0.94     $0.03   ($0.06)    $0.54
Weighted average Class A Shares outstanding     2,550     2,550    2,550     2,550


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


   None

                                    PART III


ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS

     The current executive officers and Trustees of the Trust are listed below, together with their ages and all Trust positions held by them:

     Ronald J. Consiglio          51   Trustee, Chairman, Chief Executive
                                       Officer and President
     Jack E. McDonald             54   Trustee and Chief Financial Officer
     J. D'Arcy Chisholm (1)       63   Trustee
     Barry S. Sternlicht (1)      34   Trustee
     Anna Merguerian              39   Vice President and Secretary

(1)  Member of Audit and Compensation Committee

     Mr. Consiglio has been a Trustee since April 1988 and has served as the Chairman, Chief Executive Officer and President of the Trust since May 1993. From January 1993 through June 1993, Mr. Consiglio served as Executive Vice President and Chief Administrative Officer of Reynolds Kendrick Stratton, Inc., a Los Angeles based securities brokerage firm. From 1990 through 1992, Mr. Consiglio was the Senior Vice President and Chief Financial Officer of Cantor Fitzgerald & Co., Inc. where he was responsible for operations, administration and finance. From 1988 through 1990 he was the Senior Vice President of the investment banking firm of Wedbush Morgan Securities, Inc. ("WMS"), and from 1984 through 1988 he was Executive Vice President of a predecessor firm, Morgan, Olmstead, Kennedy & Gardner Incorporation. He was responsible for WMS's investment banking activities, as well as many of the administrative and operation functions of the firm. He is a certified public accountant and was a partner in Deloitte Haskins & Sells from 1977 to June 1984. In 1992, Mr. Consiglio served as the District Chairman of the National Association of Securities Dealers' District Business Conduct Committee. Mr. Consiglio is also an executive officer and trustee of Angeles Mortgage Investment Trust ("AMIT") and is a business consultant.

     Mr. McDonald has been a Trustee of the Trust since April 1988 and has served as Chief Financial Officer since May 1993. He has been Chief Executive Officer of JEM Diversified Management Company, Inc., a Los Angeles-based business consulting firm since 1989. Mr. McDonald is a certified public accountant, certified financial planner and tax and business consultant. Mr. McDonald served in the tax department of Ernst & Ernst for five years before forming a certified public accounting firm that specialized in real estate in 1974. Mr. McDonald is a founder and former director of a California savings and loan association and past Chapter President of the National Association of Accountants. He is an active member of the American Institute of Certified Public Accountants and California Society of Certified Public Accountants. Mr. McDonald also serves as a trustee of AMIT and serves on AMIT's Audit and Compensation Committee.

     Mr. Bryant who had been a Trustee since February 1990 died in August 1994 and the trustee position left vacant from his death has not been filled.

     Mr. Chisholm has been a Trustee of the Trust since September 1989 and is a member of the Audit and Compensation Committee. He has been a consultant to real estate, business and educational entities in San Francisco, California, currently and in Minneapolis, Minnesota since 1989. From 1980 until September 1989, Mr. Chisholm was associated with the Institute for Pastoral and Social Ministry at the University of Notre Dame, initially as a volunteer, then as an assistant director from 1982 until 1986 and finally as an associate director from 1986 until 1989. From 1971 until 1980, Mr. Chisholm served in several capacities for Angeles and its subsidiaries, including president of its property management company and president of its property sales company. Prior to 1971, Mr. Chisholm was employed at the following real estate related firms; Real Estate Research Corporation, Del E. Webb Corporation and Milton Meyer Company. Mr. Chisholm also serves as a trustee of AMIT and serves on AMIT's audit and compensation committee.

     Mr. Sternlicht became a Trustee and Chairman of the Audit and Compensation Committee of the Trust in March 1994. In mid-1993, he founded Starwood Capital Group, L.P., ("Starwood") a privately owned real estate investment firm, and has been president and chief executive officer since that time. In 1991, he founded Starwood Capital Partners, L.P., a privately owned real estate investment firm, and has been its president since inception. Starwood, SAHI, Inc. and SAHI Partners are under common control. In addition, Starwood is the general partner of the investment partnership that owns substantially all of the beneficial interests of SAHI Partners. From 1986 to 1991, Mr. Sternlicht was employed by JMB Realty, most recently as Senior Vice President in its acquisition group. Mr. Sternlicht serves on the Board of Trustees of Equity Residential Properties Trust, currently the largest multi-family REIT in the United States trading under the symbol "EQR" on the New York Stock Exchange. Affiliates of Starwood constitute the second largest partnership group that has contributed assets to the UPREIT partnership controlled by Equity Residential Properties Trust. Mr. Sternlicht is also the Chairman and Chief Executive Officer of Starwood Lodging Trust ("SLT"), a New York Stock Exchange listed REIT that owns hotel related equity and debt interests, as well as being director elect of Starwood Lodging Corporation, a hotel management company the shares of which are "paired" with those of SLT.

     Ms. Merguerian became the Vice President and Secretary of the Trust in March 1994. Prior to joining the Trust in May 1993, she was employed by Angeles from June 1981 through April 1993. Her last position with Angeles and its subsidiaries was as a Senior Vice President of the Asset Management Group. From September 1977 to May 1981, she served as a Senior Accountant with Ernst & Young (which was formerly known as Ernst & Whinney). Ms. Merguerian is a certified public accountant.

INFORMATION REGARDING THE BOARD OF TRUSTEES AND ITS COMMITTEES

     INDEPENDENT COMMITTEE. On February 26, 1993, in recognition of the conflicts of interest between the Trust and Angeles, a committee was formed consisting solely of Trustees who are not affiliated with Angeles. The Independent Committee was given the authority to evaluate, negotiate and implement the Restructuring of the Trust's assets and liabilities, and to make all decisions relating to the Trust's dealings with Angeles or any of its affiliates. An independent firm of valuation consultants and independent counsel were engaged to assist the Independent Committee. Messrs. Consiglio, Bryant, Chisholm and McDonald served on the Independent Committee with Mr. Consiglio serving as Chairman. In November 1993, the Independent Committee ceased to exist upon the resignation of the remaining Angeles affiliated Trustee.

     AUDIT AND COMPENSATION COMMITTEE. The Board of Trustees has delegated a portion of its authority to a two-member Audit and Compensation Committee comprising independent trustees. This Committee makes recommendations to the Board of Trustees concerning the selection of the Trust's independent auditors, oversees the financial reporting process, develops and approves plans for the annual duties of the Trust, reviews fees charged by the independent auditors, reviews the scope and results of the auditors' reports and reviews and monitors the implementation of suggestions made by the independent auditors. The Committee is kept apprised by management of the Trust's internal control procedures. Additionally, the Committee reviews and monitors non-audit services provided by the independent auditors and oversees, reviews and approves the compensation of the trustees and officers of the Trust. Messrs. Chisholm, and Sternlicht serve on the Audit and Compensation Committee with Mr. Sternlicht serving as Chairman.

     BOARD OF TRUSTEES AND COMMITTEE MEETINGS. During the fiscal year ending December 31, 1994, the Trust's Board of Trustees held two regular meetings.

ITEM 11.  EXECUTIVE COMPENSATION


     REMUNERATION OF TRUSTEES. Each Trustee who is not also an officer of Angeles or of any of its subsidiaries, receives a fee of $12,000 per year, which is paid quarterly. Each of the unaffiliated Trustees also receives an additional fee of $1,000 for each meeting of the Board of Trustees which he attends in person, $750 for each meeting of the Board of Trustees which he attends telephonically, and $500 for each Audit Committee or Independent Committee meeting which he attends, either personally or telephonically. Trustees are also reimbursed for any expenses incurred in attending such meetings or incurred as a result of other work performed for the Trust. The Trustees who are affiliated with Angeles and its subsidiaries do not receive any compensation from the Trust.

     EXECUTIVE OFFICERS' COMPENSATION. During the year ended December 31, 1994, Mr. Consiglio received a total of $41,850 for his services as President and Chief Executive Officer of the Trust, and an additional $12,000 as compensation for serving on the Board of Trustees. For the year ended December 31, 1994, Mr. McDonald was paid no compensation for his services as Chief Financial Officer of the Trust, and $13,000 as compensation for serving on the Board of Trustees. Officers who were affiliates of Angeles during the period received compensation from Angeles or one of its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 15, 1995 with respect to any Class A Shares owned by the Trustees and individual shareholders known to be the beneficial owner of more than 5% of the issued and outstanding Class A shares. There are no other trustees or officers of the Trust who beneficially own either Class A or Class B Shares. The Trust had 2,031 Class A Shareholders of record as of February 14, 1995. All of the issued and outstanding Class B Shares (a total of 1,275,000 Shares) are owned by SAHI Partners.

                                                                                                        Amount and
                                                                                                         Nature of        Percent
                                                                                                        Beneficial          of
Title of Class                                      Name of Beneficial Owner                           Ownership (1)       Class
--------------                  ----------------------------------------------------------------       -------------     ---------
Class A Shares                  SAHI Partners                                                             26,020(2)         1.0%
Class A Shares                  SAHI Partners                                                            244,100            9.6%
Class A Shares                  SAHI, Inc.                                                               270,120(3)        10.6%
Class A Shares                  SWL Acquisition Partners, L.P.                                           270,120(3)        10.6%
Class A Shares                  SWL Mortgage Investors, Inc.                                             270,120(3)        10.6%
Class A Shares                  Angelo, Gordon & Co., L.P.                                               254,700(4)         9.9%
Class A Shares                  American Holdings, Inc.                                                  165,900(5)         6.5%
Class A Shares                  J. D'Arcy Chisholm                                                           773                (6)
Class A Shares                  Barry Sternlicht                                                         270,120(3)        10.6%
Class B Shares                  SAHI Partners                                                          1,275,000(3)         100%
Class B Shares                  Barry Sternlicht                                                       1,275,000(3)         100%
Class B Shares                  SAHI, Inc.                                                               270,120(3)        10.6%
Class B Shares                  SWL Acquisition Partners, L.P.                                           270,120(3)        10.6%
Class B Shares                  SWL Mortgage Investors, Inc.                                           1,275,000(3)         100%
Class A Shares                  All Executive Officers and Directors as a group (6 persons)              270,893(3)        10.6%
Class B Shares                  All Executive Officers and Directors as a group (6 persons)            1,275,000(3)         100%

-----------------------------
(1) Except as otherwise indicated and subject to applicable community property laws and similar statutes, the person listed as beneficial owner of shares has sole voting poser and dispositive power with respect to the shares.

(2) Represents 1,275,000 Class B Shares which are presently convertible into 26,020 Class A Shares.

(3) Represents 244,100 Class A shares currently held by SAHI Partners and 1,275,000 Class B Shares currently held by SAHI Partners which are presently convertible into 26,020 Class A Shares. SAHI, Inc. and SWL Acquisition Partners, L.P., a Delaware limited partnership ("SWL Partners"), are the sole general partners of SAHI Partners. SWL Mortgage Investors, Inc., a Delaware corporation ("SWL Mortgage"), is the sole general partner of SWL Partners. Mr. Sternlicht is the sole stockholder of SWL Mortgage and the controlling stockholder of SAHI, Inc. By virtue of such holdings and relationships, Mr. Sternlicht, SAHI, Inc., SWL Partners and SWL Mortgage may be deemed to have an indirect pecuniary interest in the Class A Shares and Class B Shares held by SAHI Partners to the extent of his or its proportionate direct or indirect partnership interest, as the case may be; however, Mr. Sternlicht, SAHI, Inc., and SWL Mortgage have expressly disclaimed such beneficial ownership.

(4) As reported on the Schedule 13G filed by Angelo, Gordon & Co., L.P. on February 8, 1995.

(5) As reported on the Schedule 13D filed by American Holdings, Inc., on March 15, 1995.

(6) Less than .01% of the class (a total of 2,550,000 Class A Shares are issued and outstanding).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Until February 1, 1993, the Trust paid AFC monthly advisory fees for trust administration and for non-accountable expenses equal to .25% and .20% per annum of Trust Proceeds, respectively. The Trust also reimbursed an affiliate of AFC for administrative expenses incurred on its behalf. In February 1993, AFC's advisory services to the Trust were terminated. The amounts paid to AFC or its affiliate for the one month period ended February 1, 1993 and for the year ended December 31, 1992 were as follows:

                                                   1993       1992
                                                  -------   --------
         Advisory fees                            $11,000   $128,000
         Non-accountable expense allowance        $ 8,000   $102,000
         Administrative expenses                  $ 6,000   $121,000

     The Trust did not pay any fees to Angeles or affiliated entities in 1994.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

  (a) Listed below are all financial statements filed as part of this 10-K and herein included.

                                                                       Page No.
                                                                       --------

          Balance Sheets at December 31, 1994 and 1993                    13

          Statements of Operations for each of the three years in the
               period ended December 31, 1994                             14

          Statements of Changes in Shareholders' Equity for each of
               the three years in the period ended December 31, 1994      15

          Statements of Cash Flows for each of the three years in the
               period ended December 31, 1994                             16

          Notes to Financial Statements                                   17

  (b) A report on Form 8-K was filed during the last quarter of the year ending December 31, 1994 as follows:

       NONE.

  (c) Exhibits required by Item 601 of Regulation S-K:
       Refer to Exhibit Index on page 26 of this report.

  (d) Supplemental schedules required by Regulation S-X are omitted because they are not applicable or because the required information is shown in the financial statements.

                      ANGELES PARTICIPATING MORTGAGE TRUST
                                 EXHIBIT INDEX

Exhibit Number     Description of Exhibit
--------------     -----------------------------------------------------------
3.1                Declaration of the Trust dated July 15, 1988.(1)

10.1               Promissory Note, Secured Mortgage and Other Security
                         relating to the Factory Merchants Venture.(2)

10.2               Promissory Note Secured by Deed of Trust relating to the
                         Branson property.(3)

10.3               Promissory Note Secured by Security Agreement relating to
                         the Factory Merchant Venture.(3)

10.4               Promissory Note Secured by Security Agreement relating to
                         the Wytheville Factory Merchant Venture.(4)

10.5               Agreement to extend Promissory Note Secured by Security
                         Agreement for Factory Merchant Venture from January 31,
                         1990 to February 28, 1990.(4)

10.6               Agreement to extend Promissory Note Secured by Security
                         Agreement for Factory Merchant Venture from
                         February 28, 1990 to March 31, 1990.(4)

10.7               Agreement to extend Promissory Note Secured by Security
                         Agreement for Factory Merchant Venture from March 31,
                         1990 to June 30, 1991.(4)

10.8               Promissory Note Secured by Deed of Trust dated September 20,
                         1991 relating to Factory Merchants Barstow property.(5)

10.9               Promissory Note Secured by Deed of Trust dated September 20,
                         1991 relating to Factory Merchants Barstow and
                         Branson properties.(5)

10.10              Promissory Note Secured by Deed of Trust dated September 20,
                         1991 relating to Factory Merchants Fort Chiswell
                         (formerly Wytheville Factory Merchants, Ltd.)
                         property.(5)

10.11              Bi-Party Agreement dated August 25, 1993, between the Trust and the Committee of Creditors Holding Unsecured
                         Claims for Angeles Corporation. (6)

10.12              Trust Agreement dated November 23, 1993 between the Trust
                         and Ronald J. Consiglio, as trustee. (7)

10.13              Amendment to Trust Agreement dated March 14, 1994 between
                         the Trust and Ronald J. Consiglio, as trustee. (7)

10.14              Class A Share Purchase Warrant dated March 15, 1994 issued by the Trust to SAHI Partners. (7)

10.15              Class B Share Purchase Warrant dated March 15, 1994 issued by the Trust to SAHI Inc. (7)

10.16              Shareholders Agreement dated as of March 15, 1994 by and
                         among the Trust, SAHI Partners and SAHI Inc. (7)

----------------------------------
(1) Filed as an exhibit to the Trust's Registration Statement dated July 18, 1988, and incorporated herein by reference.
(2) Filed as an exhibit to the Trust's Form 8-K dated February 3, 1989, and incorporated herein by reference.
(3) Filed as an exhibit to the Trust's Form 10-K dated December 31, 1989, and incorporated herein by reference.
(4) Filed as an exhibit to the Trust's Form 10-K dated December 31, 1990 and incorporated herein by reference.
(5) Filed as an exhibit to the Trust's Form 10-K dated December 31, 1991 and incorporated herein by reference.
(6) Filed as an exhibit to the Trust's Form 8-K dated November 3, 1993 and incorporated herein by reference.
(7) Filed as an exhibit to the Trust's Form 10-K dated December 31, 1993 and incorporated herein by reference.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ANGELES PARTICIPATING MORTGAGE TRUST
                                  ------------------------------------
                                  Registrant

Date  March 24, 1995              /s/  Ronald J. Consiglio
                                  ------------------------------------
                                  Ronald J. Consiglio
                                  Chairman of the Board of Trustees


       Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


Date March 24, 1995               /s/  Ronald J. Consiglio
                                  ------------------------------------
                                  Ronald J. Consiglio
                                  Trustee, President and Chief Executive Officer
                                  (Chief Executive Officer)


Date March 24, 1995               /s/  J. D'Arcy Chisholm
                                  -------------------------------------
                                  J. D'Arcy Chisholm
                                  Trustee


Date March 24, 1995               /s/  Barry S. Sternlicht
                                  --------------------------------------
                                  Barry S. Sternlicht
                                  Trustee


Date March 24, 1995               /s/  Jack E. McDonald
                                  ------------------------------------
                                  Jack E. McDonald
                                  Trustee and Chief Financial Officer
                                  (Principal Financial Officer and
                                  Accounting Officer)