Form 10-Q
period 1995-03-31
ANGELES PARTICIPATING MORTGAGE TRUST
filed 1995-05-11
CIK 831972

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended  March 31, 1995
                              -------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                               ------------------------------------------------

Commission file number     33-21298
                           -----------------------------------------------------


                      ANGELES PARTICIPATING MORTGAGE TRUST
                      ------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                 California                                 95-6881527
- ---------------------------------------------     ------------------------------
       (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)


  340 North Westlake Boulevard, Westlake Village, California           91362
- --------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                          (Zip Code)


Registrant's Telephone Number, Including Area Code         (805) 449-1335
                                                    ----------------------------

  No Change
- ----------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year If Changed Since Last Report


Securities registered pursuant to Section 12(b) of the Act:

               Title of Each Class            Name of Each Exchange on
                                                   Which Registered

           Class A Shares                        American Stock Exchange
- -----------------------------------      ---------------------------------------

          Securities Registered Pursuant to Section 12(g) of the Act:
                                       NONE
- --------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes  [  ] No

                                Total Pages  9
                                            ---

                      ANGELES PARTICIPATING MORTGAGE TRUST


                                     INDEX


                                                                                         Page No.
                                                                                         --------
PART I.                Financial Information                                                 3

     Item I.           Balance Sheets - March 31, 1995 and December 31, 1994                 3

                       Statements of Operations - For the three months ended
                         March 31, 1995 and 1994                                             4

                       Statements of Cash Flows - For the three months ended
                         March 31, 1995 and 1994                                             5

                       Notes to the Financial Statements                                     6

     Item 2.           Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                 7

Part II.               Other Information

     Item 6.           Exhibits and Reports on Form 8-K                                      8

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ANGELES PARTICIPATING MORTGAGE TRUST
BALANCE SHEETS

                                                                               March 31,               December 31,
                                                                                 1995                       1994
                                                                              -----------              -------------
                                                                              (Unaudited)
ASSETS
Cash and cash equivalents                                                     $   844,000              $   872,000
Investments (at cost, market value
 approximates $1,303,000 in 1995 and
 $1,355,000 in 1994)                                                            1,294,000                1,371,000
Other receivables                                                                   9,000                   16,000
Other assets                                                                      128,000                  113,000
                                                                              -----------              -----------
                 Total assets                                                 $ 2,275,000              $ 2,372,000
                                                                              ===========              ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                         $    30,000              $    82,000
                                                                              -----------              -----------
                 Total liabilities                                                 30,000                   82,000
                                                                              -----------              -----------

Shareholders' equity:
Class A Shares (2,550,000 shares issued and outstanding,
    $1.00 par value, unlimited shares authorized)                               2,550,000                2,550,000
Class B Shares (1,275,000 shares issued and outstanding,
    $.01 par value, unlimited shares authorized)                                   13,000                   13,000
Additional paid in capital                                                     42,329,000               42,329,000
Accumulated undistributed net realized gain from sale of
 mortgages                                                                      2,545,000                2,545,000
Accumulated distributions in excess of cumulative net
 income other than gain from sale of mortgages                                (45,192,000)             (45,147,000)
                                                                             ------------             ------------
                 Total shareholders' equity                                     2,245,000                2,290,000
                                                                             ------------             ------------
                  Total liabilities and shareholders' equity                 $  2,275,000             $  2,372,000
                                                                             ============             ============

   The accompanying notes are an integral part of the financial statements.

ANGELES PARTICIPATING MORTGAGE TRUST
STATEMENTS OF OPERATIONS - UNAUDITED

                                                  Three months ended
                                                       March 31
                                                ----------------------
                                                   1995         1994
                                                ---------    ---------
Revenue:
    Interest income from investments           $  33,000    $  15,000
                                               ---------    ---------
               Total revenue                      33,000       15,000
                                               ---------    ---------

Costs and expenses:
    General and administrative expenses           78,000      113,000
                                               ---------    ---------
               Total costs and expenses           78,000      113,000
                                               ---------    ---------

Net loss                                       $ (45,000)   $ (98,000)
                                               =========    =========

Net loss per Class A Share                     $   (0.02)   $   (0.04)
                                               =========    =========

Cash distributions per Class A Share           $   -        $   -
                                               =========    =========

   The accompanying notes are an integral part of the financial statements.

ANGELES PARTICIPATING MORTGAGE TRUST
STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                   Three months ended
                                                                                        March 31
                                                                              ---------------------------
                                                                                  1995           1994
                                                                              ------------    -----------
Cash flows from operating activities:
Net income (loss)                                                             $   (45,000)    $   (98,000)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
    Decrease in other receivable                                                    7,000          -
    Increase in deferred expenses and other assets                                (15,000)         (4,000)
    Increase (decrease) in accounts payable and accrued expenses                  (52,000)         66,000
                                                                              -----------     -----------
Cash flows from operating activities                                             (105,000)        (36,000)
                                                                              -----------     -----------
Cash flows from investing activities:
    Principal collections of investment securities                                 77,000         -
                                                                              -----------     -----------
Cash flows from investing activities                                               77,000         0
                                                                              -----------     -----------
Decrease in cash and cash equivalents                                             (28,000)        (36,000)
Cash at beginning of period                                                       827,000       2,539,000
                                                                              -----------     -----------
Cash at end of period                                                         $   844,000     $ 2,503,000
                                                                              ===========     ===========

   The accompanying notes are an integral part of the financial statements.

                        PART I.  FINANCIAL INFORMATION

ANGELES PARTICIPATING MORTGAGE TRUST
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - In the opinion of management, the accompanying financial statements contain all of the adjustments necessary to present fairly the financial position of Angeles Participating Mortgage Trust (the "Trust" or "APART") at March 31, 1995 and the results of operations and its cash flows for the three months ended March 31, 1995 and 1994, in conformity with generally accepted accounting principles applied on a consistent basis. Certain prior years amounts have been reclassified to conform to current year classifications.

NOTE 2 - The net income per Class A Share was based on 2,550,000 weighted average shares outstanding during the three months ended March 31, 1995 and 1994, after deduction of the 1% Class B Share interest.

NOTE 3 - Cash and cash equivalents include cash held in bank or invested in money market funds with maturity terms of less than 90 days. Of the cash and cash equivalents balances at March 31, 1995 and December 31, 1994, $691,000 and $579,000, respectively, is held by the APART Contingent Claim Trust for the benefit of APART. Such Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APART's indemnification agreements for its Trustees. The Contingent Claim Trust will terminate on the earlier of December 31, 1996 or the determination by its trustee that no contingent claims exist.

NOTE 4 -The APART Contingent Claim Trust holds an investment in securities of the Federal Home Loan Mortgage Corporation. The investment has a cost of $1,294,000 and $1,371,000 as of March 31, 1995 and December 31, 1995,
respectively, and a market value of $1,303,000 and $1,355,000 as of March 31, 1995 and December 31, 1994, respectively. The investment has an 8.5% coupon and matures on June 1, 1996. The Trust maintains this investment at its original cost as it is its intention to hold this investment till maturity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

          The Trust's primary source of cash is from interest earned on investments and cash and cash equivalents. Of the Trust's approximately $2.1 million and $2.3 million of investments and cash as of March 31, 1995 and December 31, 1994, respectively, approximately $2 million is held by the APART Contingent Claim Trust for the benefit of APART. Such Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APART's indemnification agreements for it s Trustees. The Contingent Claim Trust will terminate on the earlier of December 31, 1996 or the determination by its trustee that no contingent claims exist.

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

          On March 15, 1994, the Trust announced that it had entered into an agreement with a SAHI affiliate, SAHI Partners, a Delaware general partnership, for the sale of a Warrant for the right to purchase five million shares of the Trust's Class A Shares at a price of $1 per share. SAHI Partners purchased the Warrant for $100,000, which amount will be applied against the purchase price for the first Class A Shares purchased pursuant to the Warrant. The Warrant will not be exercisable unless and until the issuance of the Class A Shares issuable upon the exercise thereof has been approved by holders of a majority of the Class A Shares and Class B Shares voting together as a single class. Upon exercise of the entire Warrant for five million shares, SAHI would own 69% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, would control 80% of the voting interest of the Trust.


          Based upon the Trust's cash and cash equivalent balance at March 31, 1995, management believes it has sufficient cash to operate as a going concern through the remainder of the 1995 fiscal year.

          The Trust is currently in the process of preparing a proxy to be filed with the Securities and Exchange Commission, which would provide the Trust along with SAHI the ability to acquire positions in a diversified portfolio of real estate related assets.



RESULTS OF OPERATIONS

      During the three months ended March 31, 1995, total revenue increased to $33,000 or 120% as compared to total revenue for the three months ended March 31, 1994. This increase is the result of the Trust investing its cash in higher yielding investments from that of the prior years quarter ended March 31, 1994. As previously stated, the Trusts only source of income is from the interest earned on its investments and cash and cash equivalents.

       The decrease in the Trust's total costs and expenses during the three months ended March 31, 1995 compared to the three months ended March 31, 1994 is due to decreased legal costs.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  EXHIBITS

             None.

         B.  REPORTS ON FORM 8-K

             None


Note: All items required under Part II of Form 10-Q which are applicable have been reported herein.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ANGELES PARTICIPATING MORTGAGE TRUST




                                  By /s/ Ronald J. Consiglio
                                     ----------------------
                                     Ronald J. Consiglio
                                     President




Date:  May 10, 1995