Form 10-Q
period 1995-06-30
ANGELES PARTICIPATING MORTGAGE TRUST
filed 1995-07-28
CIK 831972

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended               June 30, 1995
                              --------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -------------------------

Commission file number  1-10150
                        -------

                      ANGELES PARTICIPATING MORTGAGE TRUST
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               California                            95-6881527
- --------------------------------------------------------------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                    Identification No.)

340 North Westlake Boulevard, Suite 230, Westlake Village, California   91362
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code        (805) 449-1335
                                                  ------------------------------

                                   No Change
- --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year If Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:


                                             Name of Each Exchange on
          Title of Each Class                    Which Registered

             Class A Shares                  American Stock Exchange
             --------------                  -----------------------

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

                                [  ] Yes  [X] No



                                Total Pages  10
                                            ----

                      ANGELES PARTICIPATING MORTGAGE TRUST


                                     INDEX

                                                                       Page No.
                                                                       --------

Part I.        Financial Information



  Item 1.      Balance Sheets - June 30, 1995 and December 31, 1994        3

               Statements of Operations - For the three and six months
               ended June 30, 1995 and 1994                                4

               Statements of Cash Flows - For the six months ended
               June 30, 1995 and 1994                                      5

               Notes to the Financial Statements                           6

  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7

Part II.       Other Information

  Item 6.      Exhibits and Reports on Form 8-K                            9

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ANGELES PARTICIPATING MORTGAGE TRUST
BALANCE SHEETS

                                                     June 30,     December 31,
                                                       1995          1994
                                                   ------------   ------------
                                                     Unaudited
ASSETS
Cash and cash equivalents                          $    659,000   $    872,000
Investments (at cost, market value approximates
  $1,426,000 at 1995 and $1,355,000 at 1994)          1,406,000      1,371,000
Other receivables                                        37,000         16,000
Other assets                                            128,000        113,000
                                                   ------------   ------------
     Total assets                                  $  2,230,000   $  2,372,000
                                                   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses              $     29,000   $     82,000
                                                   ------------   ------------
     Total liabilities                             $     29,000   $     82,000
                                                   ------------   ------------

Shareholders' equity:
Class A Shares (2,550,000 shares issued and
  outstanding, $1.00 par value, unlimited
  shares authorized)                               $  2,550,000   $  2,550,000
Class B Shares (1,275,000 shares issued and
  outstanding, $.01 par value, unlimited
  shares authorized)                                     13,000         13,000
Additional paid in capital                           42,329,000     42,329,000
Accumulated undistributed net realized gain
  from sale of mortgages                              2,545,000      2,545,000
Accumulated distributions in excess of
  cumulative net income other than gain
  from sale of mortgages                            (45,236,000)   (45,147,000)
                                                   ------------   ------------
     Total shareholders' equity                    $  2,201,000   $  2,290,000
                                                   ------------   ------------

     Total liabilities and shareholders' equity    $  2,230,000   $  2,372,000
                                                   ============   ============

   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF OPERATIONS-UNAUDITED

                                         Three months ended           Six months ended
                                               June 30                     June 30
                                        ---------------------       ---------------------
                                           1995       1994             1995       1994
                                        ---------   ---------       ---------  ----------
REVENUE:
  Interest income from investments      $  36,000   $  16,000       $ 69,000    $  31,000
                                        ---------   ---------       --------    ---------
     Total revenue                         36,000      16,000         69,000       31,000
                                        ---------   ---------       --------    ---------
COSTS AND EXPENSES:
  General and administrative expenses      80,000     126,000        158,000      239,000
                                        ---------   ---------       --------    ---------
     Total costs and expenses              80,000     126,000        158,000      239,000
                                        ---------   ---------       --------    ---------
NET LOSS                                $ (44,000)  $(110,000)      $(89,000)   $(208,000)
                                        =========   =========       ========    =========
NET LOSS PER CLASS A SHARE              $   (0.02)  $   (0.04)      $  (0.03)   $   (0.08)
                                        =========   =========       ========    =========
CASH DISTRIBUTIONS PER CLASS A SHARE    $    0.00   $    0.00       $   0.00    $    0.00
                                        =========   =========       ========    =========

   The accompanying notes are an integral part of the financial statements.

ANGELES PARTICIPATING MORTGAGE TRUST
STATEMENTS OF CASH FLOWS-UNAUDITED

                                                            Six months ended
                                                                June 30
                                                         ----------------------
                                                            1995        1994
                                                         ----------  ----------
Cash flows from operating activities:
Net income (loss)                                        $ (89,000)  $ (208,000)
Adjustments to reconcile net income (loss) to cash
  flows from operating activities:
    Increase in other receivables                          (21,000)         --
    Increase in other assets                               (15,000)      (2,000)
    Decrease in accounts payable and accrued expenses      (53,000)      26,000
                                                         ---------   ----------
Cash flows from operating activities                      (178,000)    (184,000)
                                                         ---------   ----------
Cash flows from investing activities:
    Principal collections of investment securities         130,000          --
    Investment in investment securities                   (165,000)         --
                                                         ---------   ----------
Cash flows from investing activities                       (35,000)           0
                                                         ---------   ----------
Increase (decrease) in cash and cash equivalents          (213,000)    (184,000)
Cash at beginning of period                                872,000    2,539,000
                                                         ---------   ----------
Cash at end of period                                    $ 659,000   $2,355,000
                                                         =========   ==========

   The accompanying notes are an integral part of the financial statements.

                         PART I.  FINANCIAL INFORMATION

ANGELES PARTICIPATING MORTGAGE TRUST
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - In the opinion of management, the accompanying financial statements contain all of the adjustments necessary to present fairly the financial position of Angeles Participating Mortgage Trust (the "Trust" or "APART") at June 30, 1995 and the results of operations and its cash flows for the three and six months ended June 30, 1995 and 1994, in conformity with generally accepted accounting principles applied on a consistent basis. All adjustments included are of a normal and recurring nature. Certain prior years amounts have been reclassified to conform to current year classifications.

NOTE 2 - The net income per Class A Share was based on 2,550,000 weighted average shares outstanding during the three and six months ended June 30, 1995 and 1994, after deduction of the 1% Class B Share interest.

NOTE 3 - Cash and cash equivalents include cash held in bank or invested in money market funds with maturity terms of less than 90 days. Of the cash and cash equivalents balance at June 30, 1995 and December 31, 1994, $652,000 and $579,000, respectively, is held by the APART Contingent Claim Trust for the benefit of APART. Such Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APART's indemnification agreements for its Trustees. The Contingent Claim Trust will terminate on the earlier of December 31, 1996 or the determination by its trustee that no contingent claims exist.

NOTE 4 - The APART Contingent Claim Trust holds investments in two securities of the Federal Home Loan Mortgage Corporation. The investments have a cost of $1,406,000 and $1,371,000 as of June 30, 1995 and December 31, 1994,
respectively, and a market value of $1,426,000 and $1,355,000 as of June 30, 1995 and December 31, 1994, respectively. The investments have an 8.5% coupon and mature on January 1, 1996 and June 1, 1996. The Trust maintains these investments at their original cost as it is its intention to hold these investments till maturity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

          The Trust's primary source of cash is from interest earned on investments and cash and cash equivalents. Of the Trust's approximately $2.1 million and $2.3 million of investments and cash as of June 30, 1995 and December 31, 1994, respectively, approximately $2 million is held by the APART Contingent Claim Trust for the benefit of APART. Such Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APART's indemnification agreements for its Trustees. The Contingent Claim Trust will terminate on the earlier of December 31, 1996 or the determination by its trustee that no contingent claims exist.

          During the quarter ended June 30, 1995, the APART Contingent Claim Trust acquired a second investment in Federal Home Loan Mortgage Corporation securities. The investment was made in June 1995 in the amount of $165,000. This investment has an 8.5% coupon and matures on January 1, 1996. As previously discussed in the December 31, 1994 Form 10-K this investment along with those similar investments made in 1994 were made to preserve the Trust's REIT status.

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

          On March 15, 1994, the Trust announced that it had entered into an agreement with a SAHI affiliate, SAHI Partners, a Delaware general partnership, for the sale of a Warrant for the right to purchase five million shares of the Trust's Class A Shares at a price of $1 per share and 2,500,000 shares of Class B Shares at a price of $0.01 per share. SAHI Partners purchased the Warrant for $101,000, which amount will be applied against the purchase price for the first Class A Shares purchased pursuant to the Warrant. The Warrant will not be exercisable unless and until the issuance of the Class A and Class B Shares issuable upon the exercise thereof has been approved by holders of a majority of the Class A Shares and Class B Shares voting together as a single class. Upon exercise of the entire Warrant for five million shares, SAHI would own 69% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, would control 80% of the voting interest of the Trust. If these warrants are exercised in their entirety, the Trust would increase its capital by $5,025,000, and funds from such capitalization would be utilized to acquire additional investments for the Trust based upon a defined business plan which shall be approved by holders of a majority of the Class A and Class B shares.


          Based upon the Trust's cash and cash equivalent balance at June 30, 1995, management believes it has sufficient cash to operate as a going concern through the remainder of the 1995 fiscal year.

          The Trust has recently filed proxy with the Securities and Exchange Commission, which would provide the Trust along with SAHI the ability to acquire positions in a diversified portfolio of real estate related assets.

RESULTS OF OPERATIONS

      During the three and six months ended June 30, 1995, total revenue increased to $36,000 and $69,000 or 125% and 123%, respectively, as compared to total revenue for the comparable periods in 1994. This increase is the result of the Trust investing its cash in higher yielding investments from that of the prior year's quarter and six months ended June 30, 1994. As previously stated, the Trust's only source of income is from the interest earned on its investments and cash and cash equivalents.

       The decrease in the Trust's total costs and expenses during the three and six months ended June 30, 1995 compared to the comparable periods in 1994 is due to decreased legal costs

                          PART II.  OTHER INFORMATION


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

                                  ANGELES PARTICIPATING MORTGAGE TRUST



                                  By /s/ Ronald J. Consiglio
                                     ----------------------------------
                                     Ronald J. Consiglio
                                     Trustee and President





Date:  July 28, 1995