Form 10-Q
period 1995-09-30
ANGELES PARTICIPATING MORTGAGE TRUST
filed 1995-11-01
CIK 831972

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended  September 30, 1995
                              ------------------
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission file number  1-10150
                        -------

                      ANGELES PARTICIPATING MORTGAGE TRUST
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         California                                           95-6881527
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

340 North Westlake Boulevard, Suite 230, Westlake Village, California   91362
--------------------------------------------------------------------------------
           (Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code       (805) 449-1335
                                                   -----------------------------

                                   No Change
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year If Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

               Title of Each Class        Name of Each Exchange on
                                              Which Registered

                Class A Shares            American Stock Exchange
                --------------            -----------------------

          Securities Registered Pursuant to Section 12(g) of the Act:

                                       NONE
--------------------------------------------------------------------------------
                                (Title of class)

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
                                            ----

                      ANGELES PARTICIPATING MORTGAGE TRUST


                                     INDEX

                                                                                Page No.
                                                                                --------

Part I.   Financial Information

  Item I.      Balance Sheets - September 30, 1995 and December 31, 1994            3

               Statements of Operations - For the three and nine months ended
                September 30, 1995 and 1994                                         4

               Statements of Cash Flows - For the nine months ended
                September 30, 1995 and 1994                                         5

               Notes to the Financial Statements                                    6

  Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                 7

Part II.       Other Information

  Item 6.      Exhibits and Reports on Form 8-K                                     9

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ANGELES PARTICIPATING MORTGAGE TRUST
BALANCE SHEETS

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                        1995          1994
                                                   ------------  ------------
                                                    (UNAUDITED)
ASSETS
Cash and cash equivalents                          $    779,000   $    872,000
Investments (at cost, market value approximates
  $1,304,000 at 1995 and $1,355,000 at 1994)          1,303,000      1,371,000
Other receivables                                         8,000         16,000
Other assets                                            125,000        113,000
                                                   ------------   ------------
       Total assets                                $  2,215,000   $  2,372,000
                                                   ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses              $     22,000   $     82,000
                                                   ------------   ------------
       Total liabilities                           $     22,000   $     82,000
                                                   ------------   ------------
Shareholders' equity:
Class A Shares (2,550,000 shares issued and
  outstanding, $1.00 par value, unlimited
  shares authorized)                               $  2,550,000   $  2,550,000
Class B Shares (1,275,000 shares issued and
  outstanding, $.01 par value, unlimited
  shares authorized)                                     13,000         13,000
Additional paid in capital                           42,329,000     42,329,000
Accumulated undistributed net realized gain
  from sale of mortgages                              2,545,000      2,545,000
Accumulated distributions in excess of
  cumulative net income other than gain from
  sale of mortgages                                 (45,244,000)   (45,147,000)
                                                   ------------   ------------
       Total shareholders' equity                  $  2,193,000   $  2,290,000
                                                   ------------   ------------

       Total liabilties and shareholders'
         equity                                    $  2,215,000   $  2,372,000
                                                   ============   ============

   The accompanying notes are an integral part of the financial statements.

ANGELES PARTICIPATING MORTGAGE TRUST
STATEMENTS OF OPERATIONS - UNAUDITED

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,              SEPTEMBER 30,
                                             ------------------         --------------------
                                               1995      1994              1995       1994
                                             -------   --------         --------   ---------
REVENUE:
  Interest income from investments           $41,000   $ 23,000         $110,000   $  55,000
                                             -------   --------         --------   ---------
     Total revenue                            41,000     23,000          110,000      55,000
                                             -------   --------         --------   ---------

COSTS AND EXPENSES:
  General and administrative expenses         49,000     52,000          207,000     291,000
                                             -------   --------         --------   ---------
     Total costs and expenses                 49,000     52,000          207,000     291,000
                                             -------   --------         --------   ---------

NET LOSS                                     $(8,000)  $(29,000)        $(97,000)  $(236,000)
                                             =======   ========         ========   =========

NET LOSS PER CLASS A SHARE                   $ (0.00)  $  (0.01)        $  (0.04)  $   (0.09)
                                             =======   ========         ========   =========

CASH DISTRIBUTIONS PER CLASS A SHARE         $  0.00   $   0.00         $   0.00   $    0.00
                                             =======   ========         ========   =========

   The accompanying notes are an integral part of the financial statements.

ANGELES PARTICIPATING MORTGAGE TRUST
STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1995         1994
                                                              ---------    ----------
Cash flows from operating activities:
Net income (loss)                                             $ (97,000)   $ (236,000)
Adjustments to reconcile net income (loss) to cash flows
  from operating activities:
    Decrease (increase) in other receivables                      8,000             -
    Decrease (increase) in other assets                         (12,000)       22,000
    Increase (decrease) in accounts payable and accrued
      expenses                                                  (60,000)        6,000
                                                              ---------    ----------
Cash flows from operating activities                           (161,000)     (208,000)
                                                              ---------    ----------

Cash flows from investing activities:
    Principal collections of investment securities              233,000             -
    Investment in investment securities                        (165,000)            -
                                                              ---------    ----------

Cash flows from investing activities                             68,000             0
                                                              ---------    ----------

Increase (decrease) in cash and cash equivalents                (93,000)     (208,000)
Cash at beginning of period                                     872,000     2,539,000
                                                              ---------    ----------
Cash at end of period                                         $ 779,000    $2,331,000
                                                              =========    ==========

   The accompanying notes are an integral part of the financial statements.

                         PART I.  FINANCIAL INFORMATION

ANGELES PARTICIPATING MORTGAGE TRUST
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - In the opinion of management, the accompanying financial statements contain all of the adjustments necessary to present fairly the financial position of Angeles Participating Mortgage Trust (the "Trust" or "APART") at September 30, 1995 and the results of operations and its cash flows for the three and nine months ended September 30, 1995 and 1994, in conformity with generally accepted accounting principles applied on a consistent basis. All adjustments included are of a normal and recurring nature. Certain prior years amounts have been reclassified to conform to current year classifications.

NOTE 2 - The net income per Class A Share was based on 2,550,000 weighted average shares outstanding during the three and nine months ended September 30, 1995 and 1994, after deduction of the 1% Class B Share interest.

NOTE 3 - Cash and cash equivalents include cash held in bank or invested in money market funds with maturity terms of less than 90 days. Of the cash and cash equivalents balance at September 30, 1995 and December 31, 1994, $754,000 and $579,000, respectively, is held by the APART Contingent Claim Trust for the benefit of APART, and are unrestricted. Such Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APART's indemnification agreements for its Trustees. The Contingent Claim Trust will terminate on the earlier of December 31, 1996 or the determination by its trustee that no contingent claims exist.

  The Trust includes the assets of the Contingent Claim Trust in its balance sheet as it has not received any claims and does not expect to receive any claims. All of the assets of the Contingent Claim Trust are expected to be returned to the Trust on or before December 31, 1996.

NOTE 4 - The APART Contingent Claim Trust holds investments in two securities of the Federal Home Loan Mortgage Corporation. The investments have a cost of $1,303,000 and $1,371,000 as of September 30, 1995 and December 31, 1994,
respectively, and a market value of $1,304,000 and $1,355,000 as of September 30, 1995 and December 31, 1994, respectively. The investments have an 8.5% coupon and mature on January 1, 1996 and June 1, 1996. The Trust maintains these investments at their original cost as it is its intention to hold these investments till maturity.

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

          The Trust expects to maintain its REIT status throughout 1995 by investing in securities of the Federal Home Loan Mortgage Corporation until it invests directly in real estate or mortgage loan investments.

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

          Based upon the Trust's cash and cash equivalent balance at September 30, 1995, management believes it has sufficient cash to operate as a going concern through the remainder of the 1995 fiscal year.

RESULTS OF OPERATIONS

      During the three and nine months ended September 30, 1995, total revenue increased to $41,000 and $110,000 or 78% and 100%, respectively, as compared to total revenue for the comparable periods in 1994. This increase is the result of the APART Contingent Claim Trust investing its cash in higher yielding investments from that of the prior years quarter and nine months ended September 30, 1994. As previously stated, the Trusts only source of income is from the interest earned on its investments and cash and cash equivalents along with the APART Contingent Claim Trust's similar investments.

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

                                  ANGELES PARTICIPATING MORTGAGE TRUST



                                  By /s/Ronald J. Consiglio
                                     ----------------------
                                     Ronald J. Consiglio
                                     Trustee and President





Date:  November 1, 1995