Form 10-K
period 1995-12-31
ANGELES PARTICIPATING MORTGAGE TRUST
filed 1996-03-04
CIK 831972

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31,1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from__________________to_______________

                          Commission File No. 1-10150

                     ANGELES PARTICIPATING MORTGAGE TRUST
            (Exact name of registrant as specified in its charter)

              California                                 95-6881527
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)               Identification Number)

   340 North Westlake Blvd., Suite 230                     91362
     Westlake Village, California                        (Zip Code)
(Address of principal executive offices)

Registrant's telephone number,
including area code:                                   (805) 449-1335

Securities registered pursuant to Section
12(b) of the Act:

          Title of each class:             Name of Exchange on which registered:
          --------------------             -------------------------------------
       Class A Shares, $1.00 par
      value Angeles Participating                  American Stock Exchange
          Mortgage Trust Units

Securities registered pursuant to Section
12(g) of the Act:                                            None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES     X     NO
                                                  ---          ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the Class A Shares held by non-affiliates on February 13, 1996 was approximately $1,291,000.

     As of February 13, 1996, there were 2,550,000 Shares of Angeles Participating Mortgage Trust Class A, $1.00 par value outstanding.

                                Total Pages 27
                                           ---

                               TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I................................................................................  3

ITEM 1. BUSINESS......................................................................  3
  Loan Portfolio......................................................................  4
  Unfunded Commitments................................................................  4
  Employees...........................................................................  4
ITEM 2. PROPERTIES....................................................................  5
ITEM 3. LEGAL PROCEEDINGS.............................................................  5
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................  5

PART II...............................................................................  6

ITEM 5. MARKET FOR THE TRUST'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS......  6
ITEM 6. SELECTED FINANCIAL DATA.......................................................  7
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS............................................................................  8
  General.............................................................................  8
  Fiscal year 1995 compared to 1994...................................................  9
  Fiscal year 1994 compared to 1993...................................................  9
  Liquidity and Capital Resources..................................................... 10
ITEM 8. FINANCIAL STATEMENTS.......................................................... 11
ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................... 20

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

PART IV............................................................................... 25

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K....................... 25

                                    PART I
ITEM 1.   BUSINESS

          Angeles Participating Mortgage Trust ("APART" or the "Trust") is a California business trust which qualifies as a real estate investment trust or "REIT" for Federal income tax purposes. The Trust was formed in April 1988. APART's capital structure consists of Shares of Class A Common Stock ("Class A Shares") and Class B Common Stock ("Class B Shares"). The Class A shares are publicly traded on the American Stock Exchange. Presently, there are 2,550,000 Class A shares outstanding and 1,275,000 Class B Shares (which can be converted into approximately 26,000 Class A Shares) that are owned by SAHI Partners ("SAHI"), a Delaware general partnership. The currently outstanding Class B Shares are entitled to a 1% equity interest and a 33% voting interest in the Trust. Each of the Class A and the Class B Shares are entitled to one vote per share.

          APART was formed for the purpose of making and acquiring various types of mortgage and other loans ("Trust Loans") which were originally intended to be made principally to affiliated entities of Angeles Funding Corporation ("Affiliated Borrowers"). Angeles Funding Corporation ("AFC") is a wholly owned subsidiary of Angeles Corporation ("Angeles"). The Trust's objectives were to invest in Trust Loans which would (i) provide holders of the Trust's Class A Shares (the "Class A Shareholders") with monthly cash distributions sufficient to yield at least $2.00 per annum per Class A Share (as noted below, this objective is not currently being realized and was not realized in years 1993-
95), (ii) maximize cash distributions over the life of the Trust through (a) mortgage and other loans that allow the Trust to share in the economic benefits of the properties securing such loans and (b) receipt of loan fees, commitments fees and other compensation from subsidiaries of Factory Merchant Malls, Inc., a California corporation and which was a wholly owned subsidiary of Angeles ("FMM") (or other Affiliated Borrowers), (iii) preserve and protect the capital of the Trust and (iv) provide the potential for liquidity to the extent of trading activity in Class A Shares on the American Stock Exchange.

          At the beginning of 1993,the Trust had four outstanding loans, all of which had been made to wholly owned subsidiaries of FMM. The FMM subsidiaries owned and operated factory outlet malls that consisted of retail stores operated by a diversified group of nationally recognized manufacturers. The FMM subsidiaries had outstanding Trust Loans with respect to four factory outlet malls located in Barstow, California (the "Barstow Property"), Branson, Missouri (the "Branson Property"), Osage Beach, Missouri (the "Osage Beach Property") and Fort Chiswell, Virginia (the "Fort Chiswell Property"), (collectively, the "Properties"). The Osage Beach Property was sold by FMM in February 1993 and the loan was repaid resulting in net cash to the Trust of approximately $14.9 million.

          In February 1993, Angeles notified the Trust that it was unable to satisfy its guaranty obligation and that through October 6, 1993, the Trust's Net Cash on a cumulative basis (as defined in the Declaration of Trust) would be sufficient to provide Class A shareholders with a minimum annual distribution of $2.00 per Class A share. Beginning in March of 1993, the FMM subsidiaries failed to meet their remaining debt obligations under their respective Trust Loans with respect to the Properties and in November 1993 the remaining Trust Loans were sold to an unaffiliated trust which resulted in net cash proceeds of approximately $26.1 million. Angeles's inability to satisfy such guaranty obligation was due to liquidity problems and subsequently, in May 1993, Angeles filed for protection under Chapter 11 of the federal bankruptcy laws.

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

          As a result of Angeles' financial problems and its inability to pay debt service on the remaining three loans, the Trust suspended its monthly dividend policy after the payment of the April dividend. A significant portion of the funds used to pay the dividend in March 1993 and all of the funds used to pay the dividend in April 1993 represented a return of a portion of the proceeds received from the repayment of the Trust loan with respect to the Osage Beach property.

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

          The Trust had not, except for investments in securities of the Federal Home Loan Mortgage Corporation, made any real estate or mortgage loan investments since its portfolio sale in November 1993. The Trust is currently exploring investment opportunities with SAHI and expects to present a new business plan to shareholders in 1996.

          The Trust will terminate October 16, 2004, unless extended by the shareholders.

Loan Portfolio

          The Trust's loan portfolio remained without any investments throughout the 1995 and 1994 years.

Unfunded Commitments

          The Trust had no unfunded commitments as of December 31, 1995.

Employees

          The Trust has three employees. In light of the termination of AFC's advisory and administrative services to the Trust, the Trust engaged personnel to advise and administer the operations of the Trust. The Class A Shareholders have no right to participate in the management or conduct of the Trust's business and affairs.

ITEM 2.   PROPERTIES

          None.

ITEM 3.   LEGAL PROCEEDINGS

          The Trust is unaware of any pending legal proceedings to which it is a party other than a Proof of Claim it had filed in the Angeles bankruptcy in the amount of $75,000. During 1995 the Trust received $3,150 as full settlement of this claim.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                    PART II

ITEM 5.   MARKET FOR THE TRUST'S COMMON EQUITY AND RELATED SECURITY HOLDER
MATTTERS

          The Trust has 1,927 Class A Shareholders as of February 13, 1996. The Class A Shares are traded on the American Stock Exchange under the symbol APT. All of the Class B Shares are held by SAHI, Inc. and there is no established public trading market for these shares.

          The following table sets forth the high and low sales prices of the Trust's Class A Shares for the quarters ended 1995 and 1994.

                                                     High                 Low
                                                  ----------          -----------
1995, Quarter ended:

               December 31, 1995                   $    5/8             $    1/2
               September 30, 1995                  $    5/8             $    1/2
               June 30, 1995                       $   11/16            $    1/2
               March 31, 1995                      $    3/4             $    7/16

1994, Quarter ended:

               December 31, 1994                   $ 1  1/16            $    9/16
               September 30, 1994                  $ 1  1/2             $    3/4
               June 30, 1994                       $ 1 11/16            $ 1
               March 31, 1994                      $ 1  3/8             $   15/16

          On February 13, 1996, the last sale price of the Class A Shares as reported by the American Stock Exchange was $0.56.

ITEM 6.   SELECTED FINANCIAL DATA

     (Table in thousands except per share data)

                                                     For the years ended December 31,
                                   ---------------------------------------------------------------------
                                        1995           1994           1993           1992           1991
                                        ----           ----           ----           ----           ----
Revenue(1)                         $     148      $     296      $   2,185      $   5,237      $   5,448
Gain from sale of mortgages(2)             0              0          2,545              0              0
Costs and expenses(3)                    283            626            982          5,783            642
                                   ---------      ---------      ---------      ---------      ---------


Net income (loss)                      ($135)         ($330)        $3,748          ($546)     $   4,806
                                   =========      =========      =========      =========      =========

Net income (loss)
- per Class A Share(4)             $   (0.05)     $   (0.13)     $    1.45      $   (0.21)     $    1.87
                                   =========      =========      =========      =========      =========

Cash distributions
- per Class A Share(5)             $    -         $    -         $   15.01      $    2.00      $    2.00
                                   =========      =========      =========      =========      =========

Total assets                       $   2,194      $   2,372      $   2,680      $  39,909      $  44,824
                                   =========      =========      =========      =========      =========

Shareholders' equity               $   2,155      $   2,290      $   2,519      $  37,410      $  43,118
                                   =========      =========      =========      =========      =========

(1) Revenue, primarily interest income, declined in 1995 and 1994 as compared to 1993 and prior years due to the sale of the Trust's portfolio in 1993.

(2) During 1993, the Trust sold its entire portfolio consisting of four mortgage loans resulting in proceeds in excess of carrying values and obligations of $2,545,000.

(3) Includes a write-down for in-substance foreclosed property of $5,000,000 in 1992.

(4) The net income per Class A Share was based upon 2,550,000 weighted average shares outstanding during each of five years ended December 31, 1995, after deduction of the 1% Class B Shares' interest.

(5) Includes a $14.50 per Class A Share distribution paid in December 1993 as a result of selling APART's remaining three Trust Loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Trust's source of cash during 1995 was from income earned on its investments and cash and cash equivalent investments. The Trust's primary source of cash in years prior to 1994 was interest or principal payments received on participating mortgages ("Trust Loans") made to wholly owned subsidiaries of Factory Merchants Malls, Inc. ("FMM"), an affiliate of Angeles Funding Corporation ("AFC"). The FMM subsidiaries owned and operated factory outlet malls that typically consist of retail stores operated by a diversified group of nationally recognized manufacturers who sell their first-quality goods at discount prices directly to the consumer. The FMM subsidiaries had outstanding Trust Loans with respect to four factory outlet malls located in Barstow, California (the "Barstow Property"), Branson, Missouri (the "Branson Property"), Osage Beach, Missouri (the "Osage Beach Property") and Fort Chiswell, Virginia (the "Fort Chiswell Property"), (collectively, the "Properties").

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

          In November 1993, subsequent to the sale of the Trust Loans, the Trust declared a $14.50 per Class A share distribution to shareholders of record on November 18, 1993, payable on December 3, 1993. The Trust has announced that it will continue to explore strategic alternatives with third parties who might have an interest in acquiring an interest in the remaining Trust after the shareholder distribution discussed above. The Trust is currently exploring investment opportunities with SAHI and expects to present a new business plan to shareholders in 1996. In an effort to obtain further value for the Trust shareholders and to provided for minimal operating costs, liabilities, and claims the Trust retained over $2 million in cash after the announced shareholder distribution. As of December 31, 1995, approximately $2,000,000 in cash and investments, is held by the APART Contingent Claim Trust for the benefit of APART. Such Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APART's indemnification agreements for its Trustees. The Contingent Claim Trust will terminate on the earlier of December 31, 1996 or the determination by its trustee that no contingent claims exist. The sole trustee of the Contingent Claim Trust is Mr. Ronald J. Consiglio, Trustee, Chairman, Chief Executive Officer and President of APART. The Trust retained no other assets and its shareholder equity approximates the amount of remaining cash. The Trust does not expect to have further cash distributions, if any, to shareholders until after 1995. In addition, there can be no assurance that the American Stock Exchange listing will be continued.

     A significant portion of the funds used to pay the March 1993 dividend and all of the funds used to pay the dividends of April and December 1993 represented a return of a portion of the proceeds received from the repayment of the Trust Loan with respect to the Osage Beach Property in February 1993 and the sale of the remaining loan portfolio in November 1993. Assets of APART prior to the sale of its loan portfolio in November 1993, consisted of $14 million in cash and $24.5 million of mortgage notes receivable. After the sale of the Trust's mortgage loan portfolio for $26.1 million and the subsequent shareholder distribution of $37.3 million, the Trust had remaining assets in excess of $2 million consisting primarily of cash.

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

FISCAL YEAR 1995 COMPARED TO 1994

     The Trust's primary source of income during 1995 was income earned on its cash and cash equivalents and investments in the Federal Home Loan Mortgage Corporation ("Government Securities"). Investments in Government Securities were made during 1995 utilizing the $2 million held by the Contingent Claim Trust, in order to create qualified income for the Trust to maintain its REIT status.

     Interest income from investments decreased significantly from 1994 to 1995 and correspondingly interest expense decreased when compared to the same period because during the fourth quarter of 1994 the Trust incurred significant borrowings to generate sufficient REIT qualified income in order to maintain its REIT status. During 1995 the Trust did not borrow any funds.

     During the year ended December 31, 1995 the Trust received a minor amount of interest income from loans in the amount of approximately $3,000. This income is the result of a $75,000 claim filed with the Angeles bankruptcy relating to additional interest the Trust believed it should have received on one of its loans during 1993. The $3,000 of income received during 1995 represents a final settlement for such claim.

     The Trust's general and administrative expense decreased significantly during fiscal 1995 due primarily to a decrease in legal costs. During 1994, the Trust incurred greater legal fees in conjunction with the preparation of a proxy statement and related material for a Trust shareholder meeting.

FISCAL YEAR 1994 COMPARED TO 1993

     As a result of the Trust selling all of its investment loans during fiscal 1993, total revenues for fiscal 1994 decreased significantly. The Trust's only source of income during 1994 was income earned on its cash and cash equivalents and investments in the Federal Home Loan Mortgage Corporation ("Government Securities"). Such Government Security investments were made during 1994 utilizing the $2 million held by the Contingent Claim Trust, in order to create qualified income for the Trust to maintain its REIT status.

          In conjunction with investing in the Government Securities the Trust incurred significant borrowings and interest expense in order to generate REIT qualified income (income from real estate related activities).

          The Trust's general and administrative expense decreased significantly during fiscal 1994 due primarily to a decrease in legal costs. During 1993, the Trust incurred significant legal fees to protect its interests as a result of borrower default on all loans made by the Trust.

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

LIQUIDITY AND CAPITAL RESOURCES

          The Trust's primary source of cash is from interest earned on investments and cash and cash equivalents. Of the Trust's approximately $2.1 million and $2.2 million of investments and cash and cash equivalents as of December 31, 1995 and December 31, 1994, respectively, approximately $2 million is held by the APART Contingent Claim Trust for the benefit of APART. Such Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APART's indemnification agreements for it's Trustees. The Contingent Claim Trust will terminate on the earlier of December 31, 1996 or the determination by its trustee that no contingent claims exist.

          During 1994, in order to maintain the Trust's REIT status, the Trust borrowed approximately $28 million and invested the proceeds from such borrowings along with other cash into securities of the Federal Home Loan Mortgage Corporation. Such securities were pledged as collateral on the borrowing. The Trust did not enter into a similar transaction in 1995, although the Trust did invest in securities of the Federal Home Loan Mortgage Corporation in order to maintain its REIT status.

          The Trust distributed the majority of its assets, $36,975,000 to Class A shareholders of record on November 18, 1993, on December 3, 1993. Remaining funds, approximately $2.5 million, were retained by the Trust to provide for potential liabilities or claims, minimal operating costs and the possibility of obtaining further value for shareholders from potential strategic alternatives with third parties who might wish to acquire an interest in the remaining Trust. The amount and timing of any future cash dividends, if any, is impossible to predict at this time. Since APART has no other assets, shareholder equity approximates the amount of remaining cash and investments.

          Based upon the Trust's cash and cash equivalent balance at December 31, 1995, management believes it has sufficient cash to operate as a going concern through the 1996 fiscal year. Additional sources of assets to the Trust may result from the exercise of Warrants by SAHI.

          The Trust expects to maintain its REIT status throughout 1996 by investing in securities of the Federal Home Loan Mortgage Corporation until it invests directly in real estate or mortgage loan investments.

ITEM 8.  FINANCIAL STATEMENTS

ANGELES PARTICIPATING MORTGAGE TRUST
INDEX TO FINANCIAL STATEMENTS

                                                                                                                    Page
------------------------------------------------------------------------------------------------------------------------
Independent Auditors' Report                                                                                        12

Financial Statements - The financial statements of the Trust required to be included in Item 8 are listed below:

                       Balance Sheets at December 31, 1995 and 1994                                                 13

                       Statements of Operations for each of the three years in the period ended
                           December 31, 1995                                                                        14

                       Statements of Changes in Shareholders' Equity for each of the three years
                           in the period ended December 31, 1995                                                    15

                       Statements of Cash Flows for each of the three years in the period ended
                           December 31, 1995                                                                        16

                       Notes to Financial Statements                                                                17

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Los Angeles, California
January 17, 1996

ANGELES PARTICIPATING MORTGAGE TRUST
BALANCE SHEETS

                                                                              December 31,
                                                                       -------------------------
                                                             NOTES         1995         1994
                                                           ---------  ------------  -----------
ASSETS
Cash and cash equivalents                                      2      $    863,000  $    872,000
Investments                                                    3         1,196,000     1,371,000
Other receivables                                                           10,000        16,000
Other assets                                                               125,000       113,000
                                                                      ------------  ------------

               Total assets                                           $  2,194,000  $  2,372,000
                                                                      ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                 $     39,000  $     82,000
                                                                      ------------  ------------
               Total liabilities                                            39,000        82,000
                                                                      ------------  ------------

Shareholders' equity:                                          6
Class A Shares (2,550,000 shares issued and outstanding,
    $1.00 par value, unlimited shares authorized)                        2,550,000     2,550,000
Class B Shares (1,275,000 shares issued and outstanding
    $.01 par value, unlimited shares authorized)                            13,000        13,000
Additional paid in capital                                              42,329,000    42,329,000
Accumulated undistributed net realized gain from sale of
    mortgages                                                  5         2,545,000     2,545,000
Accumulated distributions in excess of cumulative net
    income other than gain from sale of mortgages                      (45,282,000)  (45,147,000)
                                                                      ------------  ------------
               Total shareholders' equity                                2,155,000     2,290,000
                                                                      ------------  ------------

      Total liabilities and shareholders' equity                      $  2,194,000  $  2,372,000
                                                                      ============  ============


    The accompanying notes are an integral part of the financial statements.

ANGELES PARTICIPATING MORTGAGE TRUST
Statements of Operations

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------------
                                                                  NOTES             1995            1994          1993
                                                                ---------       ------------    -----------   --------------
Revenue:
  Income from early retirement of mortgage                          5           $    -          $    -        $   1,028,000
  Interest income from loans                                        4                3,000           -              789,000
  Interest income from investments                                                 145,000          296,000         368,000
                                                                                ------------    ------------  --------------
               Total revenue                                                       148,000          296,000       2,185,000
                                                                                ------------    ------------  --------------

Costs and Expenses:
  Interest expense                                                                   -              270,000          -
  General and administrative                                                       283,000          356,000         982,000
                                                                                ------------    ------------  --------------
               Total costs and expenses                                            283,000          626,000         982,000
                                                                                ------------    ------------  --------------

INCOME OR LOSS BEFORE GAIN ON SALE OF MORTGAGES                                   (135,000)        (330,000)      1,203,000

GAIN FROM SALE OF MORTGAGES                                         5                -               -            2,545,000
                                                                                ------------    ------------  --------------

NET INCOME (LOSS)                                                   2           $ (135,000)     $  (330,000)  $   3,748,000
                                                                                ============    ============  ==============


NET INCOME (LOSS) PER CLASS A SHARE                                             $    (0.05)     $     (0.13)  $        1.45
                                                                                ============    ============  ==============


CASH DISTRIBUTIONS PER CLASS A SHARE                                            $    -          $    -        $       15.01
                                                                                ============    ============  ==============

WEIGHTED AVERAGE NUMBER OF CLASS A
    SHARES OUTSTANDING                                                           2,550,000        2,550,000       2,550,000
                                                                                ============    ============   =============




   The accompanying notes are an integral part of the financial statements.

ANGELES PARTICIPATING MORTGAGE TRUST
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                 ACCUMULATED
                                                                                DISTRIBUTIONS
                                                                  ADDITIONAL     IN EXCESS OF
                                          CLASS A     CLASS B      PAID-IN        CUMULATIVE
                                          SHARES      SHARES       CAPITAL      NET INCOME (1)       TOTAL
                                        ----------    -------    -----------    --------------    ------------
Balance at January 1, 1993              $2,550,000    $13,000    $42,228,000     $ (7,381,000)    $ 37,410,000
Income before gain on sale of
mortgages                                                                           1,203,000        1,203,000
Gain from sale of mortgages                  -           -            -             2,545,000        2,545,000
Cash distributions                           -           -            -           (38,639,000)     (38,639,000)
                                        ----------    -------    -----------     ------------     ------------

Balance at December 31, 1993             2,550,000     13,000     42,228,000      (42,272,000)       2,519,000
Net loss                                     -           -            -              (330,000)        (330,000)

Proceeds from sale of warrants
(Note 1)                                     -           -           101,000           -               101,000
                                        ----------    -------    -----------     ------------     ------------

Balance at December 31, 1994             2,550,000     13,000     42,329,000      (42,602,000)       2,290,000

Net loss                                     -           -            -              (135,000)        (135,000)
                                        ----------    -------    -----------     ------------     ------------

Balance at December 31, 1995            $2,550,000    $13,000    $42,329,000     ($42,737,000)    $  2,155,000
                                        ==========    =======    ===========     ============     ============

(1) Balances as of December 31, 1993, 1994, and 1995 include accumulated undistributed net realized gain from sale of mortgages of $2,545,000.


   The accompanying notes are an integral part of the financial statements.

ANGELES PARTICIPATING MORTGAGE TRUST
STATEMENTS OF CASH FLOWS

                                                                                    Years ended December 31,
                                                                            ----------------------------------------
                                                                               1995          1994            1993
                                                                            ---------    ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                           $(135,000)   $   (330,000)   $  3,748,000
Adjustments to reconcile net income (loss) to cash flows
 from operating activities:
   Decrease in interest receivable                                                -               -           573,000
   Decrease (increase) in other receivables                                     6,000         (16,000)         25,000
   Decrease (increase) in other assets                                        (12,000)         28,000        (126,000)
   Increase (decrease) in accounts payable and accrued expenses               (43,000)        (79,000)         70,000
   Decrease in unearned loan fee income                                           -               -          (215,000)
   Decrease in unearned participation income                                      -               -        (1,544,000)
                                                                            ---------    ------------    ------------

Cash flows provided (used) by operating activities                           (184,000)       (397,000)      2,531,000
                                                                            ---------    ------------    ------------

Cash flows from investing activities:
   Investments in securities                                                 (165,000)    (30,914,000)            -
   Principal collections of investment securities                             340,000             -               -
   Sale of investment securities                                                  -        29,543,000             -
   Collection of notes receivable                                                 -               -        39,400,000
                                                                            ---------    ------------    ------------

Cash flows provided (used) by investing activities                            175,000      (1,371,000)     39,400,000
                                                                            ---------    ------------    ------------

Cash flows from financing activities:
   Decrease in cash distributions payable                                         -               -          (430,000)
   Increase (decrease) in advances under yield guarantee                          -               -          (434,000)
   Borrowings related to investment security purchases                            -        27,939,000             -
   Repayment of borrowings related to investment security purchases               -       (27,939,000)            -
   Proceeds from sale of warrants                                                 -           101,000             -
   Cash distributions to shareholders                                             -               -       (38,639,000)
                                                                            ---------    ------------    ------------

Cash flows provided (used) by financing activities                                -           101,000     (39,503,000)
                                                                            ---------    ------------    ------------

Increase (decrease) in cash and cash equivalents                               (9,000)     (1,667,000)      2,428,000
Cash and cash equivalents at beginning of period                              872,000       2,539,000         111,000
                                                                            ---------    ------------    ------------

Cash and cash equivalents at end of period                                  $ 863,000    $    872,000    $  2,539,000
                                                                            =========    ============    ============

   The accompanying notes are an integral part of the financial statements.

ANGELES PARTICIPATING MORTGAGE TRUST
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY, BUSINESS ACTIVITIES AND SIGNIFICANT EVENTS

          Angeles Participating Mortgage Trust (the "Trust" or "APART") was organized for the purpose of making and acquiring various types of mortgage and other loans ("Trust Loans"), which were made to affiliated entities of Angeles Corporation ("Angeles"). Angeles Funding Corporation ("AFC") a wholly owned subsidiary of Angeles served as the Trust's Advisor until February 1993. The Trust had invested primarily in first mortgage loans and junior or other subordinated mortgage loans containing income and/or equity participations. During 1993 Angeles and AFC filed for protection under Chapter 11 of the federal bankruptcy laws.

          The Trust's primary source of cash in years prior to 1994 was from interest or principal payments received on participating mortgages ("Trust Loans") made to Factory Merchant Malls, Inc., a California corporation and which was a wholly owned subsidiary of Angeles ("FMM") or subsidiaries of FMM. The FMM subsidiaries owned and operated factory outlet malls that typically consist of retail stores operated by a diversified group of nationally recognized manufacturers.

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

          On March 15, 1994, the Trust announced that it had entered into an agreement with SAHI, for the sale of a Warrant for the right to purchase five million shares of the Trust's Class A Shares at a price of $1 per share and 2,500,000 shares of Class B shares at a price of $.01 per share. Such prices approximated market value as of March 15, 1994. SAHI purchased the Warrant for $101,000, which amount will be applied against the purchase price for the first Class A and Class B Shares purchased pursuant to the Warrant. The Warrant will not be exercisable unless and until the issuance of the Class A and Class B Shares issuable upon the exercise thereof has been approved by holders of a majority of the Class A Shares and Class B Shares voting together as a single class. Upon exercise of the entire Warrant for five million shares, SAHI would own 69% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, would control 80% of the voting interest of the Trust. The Trust is currently exploring investment opportunities with SAHI and expects to present a new business plan to shareholders in 1996.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         BASIS OF ACCOUNTING - The financial statements of the Trust are prepared on the accrual basis and, therefore, revenue is recorded as earned and costs and expenses are recorded as incurred. Based upon the Trust's cash and cash equivalent balance at December 31, 1995, management believes it has sufficient cash to operate as a going concern through the 1996 fiscal year. Certain prior years amounts have been reclassified to conform to current year classifications.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash held in bank or invested in money market funds with original maturity terms of less than 90 days. Of the cash and cash equivalents balance at December 31, 1995, approximately $823,000, is held by the APART Contingent Claim Trust for the benefit of APART. Such Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APART's indemnification agreements for its Trustees. The Contingent Claim Trust will terminate on the earlier of December 31, 1996 or the determination by its trustee that no contingent claims exist. The sole trustee of the Contingent Claim Trust is Mr. Ronald J. Consiglio, Trustee, Chairman, Chief Executive Officer and President of APART.

          The Trust includes the assets of the Contingent Claim Trust in its balance sheet as it has not received any claims and does not expect to receive any claims. All of the assets of the Contingent Claim Trust are expected to be returned to the Trust on or before December 31, 1996.

          INVESTMENTS - The Trust has adopted Statement of Financial Accounting Standards No. 115, "Accounting for certain Investments in Debt and Equity Securities" ("SFAS 115"), for the years ended December 31, 1995 and 1994. There was no cumulative effect of adopting SFAS 115. In accordance with SFAS 115, management determines the appropriate classification of its investments in debt and equity securities at the date of purchase between "Held-to-Maturity", "Available-for-Sale" and "Trading". Management re-evaluates such classification at each balance sheet date. The investment of $1,196,000 is held by the APART Contingent Claim Trust for the benefit of APART.

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

          NET INCOME PER CLASS A SHARE - The net income per Class A Share was based on 2,550,000 weighted average shares outstanding during each of the three years ending December 31, 1995, after deduction of the 1% Class B Shares' interest (see Note 6).

NOTE 3 - INVESTMENTS

     The Trust entered into one investment in 1995 and two investments in 1994 to preserve its REIT status. In 1994 the Trust purchased and subsequently sold $30 million in Federal Home Loan Mortgage Corporation securities which resulted in interest income, before financing costs, of $226,000 and a $133,000 trading loss which is included with interest expense. The Trust, as of December 31, 1995, continues to hold two investments in securities of the Federal Home Loan Mortgage Corporation. The investments, held in the Contingent Claim Trust (see
Note 2, Cash and Cash Equivalents, above), have an 8.5% coupon and mature on January 1, 1996 and June 1, 1996. The Trust maintains these investments at its original cost which approximates market value.

NOTE 4 - FEES AND OTHER PAYMENTS TO THE TRUST'S PRIOR ADVISOR AND ITS AFFILIATES

          Until February 1, 1993, the Trust paid AFC monthly advisory fees for trust administration and for non-accountable expenses equal to .25% and .20% per annum of Trust proceeds, respectively. The Trust also reimbursed an affiliate of AFC for administrative expenses incurred on its behalf. In February 1993, AFC's advisory and administrative services to the Trust were terminated. The amount paid to AFC or its affiliate for the one month period ended February 1, 1993 were as follows:

                                                             1993
                                                             ----
          Advisory fees                                    $11,000
          Non-accountable expense allowance                $ 8,000
          Administrative expenses                          $ 6,000

     The Trust did not pay any fees to Angeles or affiliated entities in 1994 and 1995.

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

          The resulting income generated from this sale transaction is as follows:

        Net Proceeds from Sale of Trust Loans                    $26,144,000
        Principal Balance of Notes Receivable, Net:
            Barstow Property                        $7,000,000
            Branson Property                        12,500,000
            Ft. Chiswell Property                    5,000,000   (24,500,000)
                                                    ----------
        Angeles and Affiliate Obligations Released
         In Connection with the Sale:
            Unearned Participation Income                            791,000
            Advances Under Yield Guarantee                           110,000
                                                                 -----------

               Gain from Sale of Mortgages                        $2,545,000
                                                                 ===========

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

                                                                          QUARTER ENDED
                                                         ----------------------------------------------------
1995                                                       12/31/95       9/30/95       6/30/95       3/31/95
                                                         -----------    ----------    ----------    ---------
Revenue                                                        $38           $41           $36           $33

Net (loss)                                                    ($38)          ($8)         ($44)         ($45)

Net (loss) per Class A Share                                ($0.01)        $0.00        ($0.02)       ($0.02)

Weighted average Class A Shares outstanding                  2,550         2,550         2,550         2,550

1994                                                       12/31/94       9/30/94       6/30/94       3/31/94
                                                         -----------    ----------    ----------    ---------
Revenue                                                       $242           $23           $16           $15

Net (loss)                                                    ($93)         ($29)        ($110)         ($98)

Net (loss) per Class A Share                                ($0.04)       ($0.01)       ($0.04)       ($0.04)

Weighted average Class A Shares outstanding                  2,550         2,550         2,550         2,550


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS

          The current executive officers and Trustees of the Trust are listed below, together with their ages and all Trust positions held by them:

          Ronald J. Consiglio                  52       Trustee, Chairman, Chief Executive
                                                         Officer and President
          Jack E. McDonald (1)                 55       Trustee
          J. D'Arcy Chisholm (1)               64       Trustee
          Barry S. Sternlicht                  35       Trustee
          Anna Merguerian                      40       Vice President, Chief Financial Officer
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

     Mr. McDonald has been a Trustee of the Trust since April 1988 and served as Chief Financial Officer from May 1993 to December 1995. As of December 1995 Mr. McDonald is Chairman of the Audit and Compensation Committee. He has been Chief Executive Officer of JEM Diversified Management Company, Inc., a Los Angeles-based business consulting firm since 1989. Mr. McDonald is a certified public accountant, certified financial planner and tax and business consultant. Mr. McDonald served in the tax department of Ernst & Ernst for five years before forming a certified public accounting firm that specialized in real estate in 1974. Mr. McDonald is a founder and former director of a California savings and loan association and past Chapter President of the National Association of Accountants. He is an active member of the American Institute of Certified Public Accountants and California Society of Certified Public Accountants.

     Mr. Bryant who had been a Trustee since February 1990 died in August 1994 and the trustee position left vacant from his death has not been filled.

     Mr. Chisholm has been a Trustee of the Trust since September 1989 and is a member of the Audit and Compensation Committee. He has been a consultant to real estate, business and education since 1989. From 1980 until September 1989, Mr. Chisholm was associated with the Institute for Pastoral and Social Ministry at the University of Notre Dame, initially as a volunteer, then as an assistant director from 1982 until 1986 and finally as an associate director from 1986 until 1989. From 1971 until 1980, Mr. Chisholm served in several capacities for Shareholders Capital Corporation, the predecessor company of Angeles and its subsidiaries, including president of its property management company and president of its property sales company. Prior to 1971, Mr. Chisholm was employed at the following real estate related firms; Real Estate Research Corporation, Del E. Webb Corporation and Milton Meyer Company. Mr Chisholm also serves as a trustee of AMIT and serves on AMIT's audit and compensation committees.

     Mr. Sternlicht became a Trustee in March 1994. In mid-1993, he founded Starwood Capital Group, L.P., ("Starwood") a privately owned real estate investment firm, and has been president and chief executive officer since that time. In 1991, he founded Starwood Capital Partners, L.P., a privately owned real estate investment firm, and has been its president since inception. Starwood, SAHI, Inc. and SAHI Partners are under common control. In addition, Starwood is the general partner of the investment partnership that owns substantially all of the beneficial interests of SAHI Partners. From 1986 to 1991, Mr. Sternlicht was employed by JMB Realty, most recently as Senior Vice President in its acquisition group. Mr. Sternlicht serves on the Board of Trustees of Equity Residential Properties Trust, currently one of the largest multi-family REIT in the United States trading under the symbol "EQR" on the New York Stock Exchange. Affiliates of Starwood constitute the second largest partnership group that has contributed assets to the UPREIT partnership controlled by Equity Residential Properties Trust. Mr. Sternlicht is also the Chairman and Chief Executive Officer of Starwood Lodging Trust ("HOT"), a New York Stock Exchange listed REIT that owns hotel related equity and debt interests, as well as being director elect of Starwood Lodging Corporation, a hotel management company the shares of which are "paired" with those of HOT.

     Ms. Merguerian became the Vice President and Secretary of the Trust in March 1994 and Chief Financial Officer of the Trust in December 1995. Prior to joining the Trust in May 1993, she was employed by Angeles from June 1981 through April 1993. Her last position with Angeles and its subsidiaries was as a Senior Vice President of the Asset Management Group. From September 1977 to May 1981, she served as a Senior Accountant with Ernst & Young (which was formerly known as Ernst & Whinney). Ms. Merguerian is a certified public accountant.

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

          AUDIT AND COMPENSATION COMMITTEE. The Board of Trustees has delegated a portion of its authority to a two-member Audit and Compensation Committee comprising independent trustees. This Committee makes recommendations to the Board of Trustees concerning the selection of the Trust's independent auditors, oversees the financial reporting process, develops and approves plans for the annual duties of the Trust, reviews fees charged by the independent auditors, reviews the scope and results of the auditors' reports and reviews and monitors the implementation of suggestions made by the independent auditors. The Committee is kept apprised by management of the Trust's internal control procedures. Additionally, the Committee reviews and monitors non-audit services provided by the independent auditors and oversees, reviews and approves the compensation of the trustees and officers of the Trust. Messrs. Chisholm and McDonald serve on the Audit and Compensation Committee with Mr. McDonald serving as Chairman.

          BOARD OF TRUSTEES AND COMMITTEE MEETINGS. During the fiscal year ending December 31, 1995, the Trust's Board of Trustees held one regular meeting.

ITEM 11.  EXECUTIVE COMPENSATION

          RENUMERATION OF TRUSTEES. Each Trustee who is not also an officer of Angeles or of any of its subsidiaries, receives a fee of $12,000 per year, which is paid quarterly. Each of the unaffiliated Trustees also receives an additional fee of $1,000 for each meeting of the Board of Trustees which he attends in person, $750 for each meeting of the Board of Trustees which he attends telephonically, and $500 for each Audit Committee or Independent Committee meeting which he attends, either personally or telephonically. Trustees are also reimbursed for any expenses incurred in attending such meetings or incurred as a result of other work performed for the Trust.

          EXECUTIVE OFFICERS' COMPENSATION. During the year ended December 31, 1995, Mr. Consiglio received a total of $31,500 for his services as President and Chief Executive Officer of the Trust, and an additional $12,000 as compensation for serving on the Board of Trustees. For the year ended December 31, 1995, Mr. McDonald was paid no compensation for his services as Chief Financial Officer of the Trust, and $9,000 as compensation for serving on the Board of Trustees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information as of February 13, 1996 with respect to any Class A Shares owned by the Trustees and individual shareholders known to be the beneficial owner of more than 5% of the issued and outstanding Class A shares. There are no other trustees or officers of the Trust who beneficially own either Class A or Class B Shares. The Trust had 1,927 Class A Shareholders of record as of February 13, 1996. All of the issued and outstanding Class B Shares (a total of 1,275,000 Shares) are owned by SAHI Partners.

                                                                                                AMOUNT AND
                                                                                                NATURE OF              PERCENT
                                                                                                BENEFICIAL               OF
     TITLE OF CLASS                          NAME OF BENEFICIAL OWNER                         OWNERSHIP (1)           CLASS
------------------------  -------------------------------------------------------------     ------------------         -------

     Class A Shares       SAHI Partners, Three Pickwick Plaza, Suite 250, Greenwich, CT                 26,020 (2)       1.0%
                          06830
     Class A Shares       SAHI Partners                                                                244,100           9.6%
     Class A Shares       SAHI, Inc., Three Pickwick Plaza, Suite 250, Greenwich, CT                   270,120 (3)      10.6%
                          06830
     Class A Shares       SWL Acquisition Partners, L.P., Three Pickwick Plaza, Suite                  270,120 (3)      10.6%
                          250, Greenwich, CT 06830
     Class A Shares       SWL Mortgage Investors, Inc., Three Pickwick Plaza, Suite 250,               270,120 (3)      10.6%
                          Greenwich, CT 06830
     Class A Shares       Angelo, Gordon & Co., L.P., 245 Park Avenue, New York, NY                    254,700 (4)       9.9%
                          10167
     Class A Shares       Pure World, Inc. (formerly American Holdings, Inc.) 376 Main                 246,400 (5)       9.7%
                          Street, Bedminster, NJ 07921
     Class A Shares       The TCW Group, Inc., 865 S. Figueroa Street, Los Angeles, CA                 139,200 (6)       5.4%
                          90017
     Class A Shares       J. D'Arcy Chisholm, 340 N. Westlake Blvd., Suite 230, Westlake                   733             -  (7)
                          Village, CA 91362
     Class A Shares       Barry Sternlicht, Three Pickwick Plaza, Suite 250, Greenwich,                270,120 (3)      10.6%
                          CT 06830
     Class B Shares       SAHI Partners                                                              1,275,000 (3)       100%
     Class B Shares       Barry Sternlicht                                                           1,275,000 (3)       100%
     Class B Shares       SAHI, Inc.                                                                   270,120 (3)      10.6%
     Class B Shares       SWL Acquisition Partners, L.P.                                               270,120 (3)      10.6%
     Class B Shares       SWL Mortgage Investors, Inc.                                               1,275,000 (3)       100%
     Class A Shares       All Executive Officers and Directors as a group (7 persons)                  270,893 (3)      10.6%
     Class B Shares       All Executive Officers and Directors as a group (6 persons)                1,275,000 (3)       100%

_________________________

(1) Except as otherwise indicated and subject to applicable community property laws and similar statutes, the person listed as beneficial owner of shares has sole voting power and dispositive power with respect to the shares.
(2) Represents 1,275,000 Class B Shares which are presently convertible into 26,020 Class A Shares.
(3) Represents 244,100 Class A Shares currently held by SAHI Partners and 1,275,000 Class B Shares currently held by SAHI Partners which are presently convertible into 26,020 Class A Shares. SAHI, Inc. and SWL Acquisition Partners, L.P., a Delaware limited partnership ("SWL Partners"), are the sole general partners of SAHI Partners. SWL Mortgage Investors, Inc., a Delaware corporation ("SWL Mortgage"), is the sole general partner of SWL Partners. Mr. Sternlicht is the sole stockholder of SWL Mortgage and the controlling stockholder of SAHI, Inc. By virtue of such holdings and relationships, Mr. Sternlicht, SAHI, Inc., SWL Partners and SWL Mortgage may be deemed to have an indirect pecuniary interest in the Class A Shares and Class B Shares held by SAHI Partners to the extent of his or its proportionate direct or indirect partnership interest, as the case may be; however, Mr. Sternlicht, SAHI, Inc., and SWL Mortgage have expressly disclaimed such beneficial ownership.
(4) As reported on the Schedule 13G filed by Angelo, Gordon & Co., L.P. on February 8, 1995.
(5) As reported on the Schedule 13D, Amendment 4, filed by Pure World, Inc., (formerly American Holdings, Inc.), on February 12, 1996.
(6) As reported on the Schedule 13G filed by the TCW Group, Inc., on February 12, 1996.
(7) Less than .01% of the class (a total of 2,550,000 Class A Shares are issued and outstanding).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Until February 1, 1993, the Trust paid AFC monthly advisory fees for trust administration and for non-accountable expenses equal to .25% and .20% per annum of Trust Proceeds, respectively. The Trust also reimbursed an affiliate of AFC for administrative expenses incurred on its behalf. In February 1993, AFC's advisory services to the Trust were terminated. The amounts paid to AFC or its affiliate for the one month period ended February 1, 1993 were as follows:

                                                                       1993
                                                                       ----

          Advisory fees                                              $11,000
          Non-accountable expense allowance                           $8,000
          Administrative expenses                                     $6,000

          The Trust did not pay any fees to Angeles or affiliated entities in 1994 and 1995.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

   (a) Listed below are all financial statements filed as part of this 10-K and herein included.

                                                                        Page No.
                                                                        --------
             Balance Sheets as December 31, 1995 and 1994                  13

             Statements of Operations for each of the three years in
                     the period ended December 31, 1995                    14

             Statements of Changes in Shareholders' Equity for each
                     of the three years in the period ended
                     December 31, 1995                                     15

             Statements of Cash Flows for each of the three years in
                     the period ended December 31, 1995                    16

             Notes to Financial Statements                                 17

   (b) A report on Form 8-K was filed during the last quarter of the year ending December 31, 1995 as follows:

           NONE.

   (c)  Exhibits required by Item 601 of Regulation S-K:
          Refer to Exhibit Index of page 26 of this report.

   (d) Supplemental schedules required by Regulation S-X are omitted because they are not applicable or because the required information is shown in the financial statements.

                     ANGELES PARTICIPATING MORTGAGE TRUST
                                 Exhibit Index

     Exhibit Number         Description of Exhibit
-------------------------------------------------------------------------
           3.1   Declaration of the Trust dated July 15, 1988.(1)

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

          10.11  Bi-Party Agreement dated August 25, 1993 between the Trust and the Committee of Creditors Holding Unsecured Claims for
                      Angeles Corporation.(6)

          10.12  Trust Agreement dated November 23, 1993 between the Trust and
                      Ronald J. Consiglio, as trustee.(7)

          10.13  Amendment to Trust Agreement dated March 14, 1994 between the
                      Trust and Ronald J. Consiglio, as trustee.(7)

          10.14  Class A Share Purchase Warrant dated March 15, 1994 issued by the Trust to SAHI Partners.(7)

          10.15  Class B Share Purchase Warrant dated March 15, 1994 issued by the Trust to SAHI Inc.(7)

          10.16  Shareholders Agreement dated as of March 15, 1994 by and among the Trust, SAHI Partners and SAHI Inc.(7)

               (1) Filed as an exhibit to the Trust's Registration Statement dated July 18, 1988, and incorporated herein by reference.
               (2) Filed as an exhibit to the Trust's Form 8-K dated February 3,
                     1989, and incorporated herein by reference.
               (3) Filed as an exhibit to the Trust's Form 10-K dated December
                     31, 1989, and incorporated herein by reference.
               (4) Filed as an exhibit to the Trust's Form 10-K dated December
                     31, 1990, and incorporated herein by reference.
               (5) Filed as an exhibit to the Trust's Form 10-K dated December
                     31, 1991, and incorporated herein by reference.
               (6) Filed as an exhibit to the Trust's Form 8-K dated November
                     3, 1993, and incorporated herein by reference.
               (7) Filed as an exhibit to the Trust's Form 10-K dated December
                     31, 1993, and incorporated herein by reference.

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


                           ANGELES PARTICIPATING MORTGAGE TRUST
                           ------------------------------------
                           Registrant

Date February 23, 1996     /s/ Ronald J. Consiglio
                           ------------------------------------
                                   Ronald J. Consiglio
                                   Chairman of the Board of Trustees


          Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.


Date February 23, 1996     /s/ Ronald J. Consiglio
                           ------------------------------------
                           Ronald J. Consiglio
                           Trustee, President and Chief Executive Officer
                           (Chief Executive Officer)


Date February 23, 1996     /s/ J. D'Arcy Chisholm
                           ------------------------------------
                           J. D'Arcy Chisholm
                           Trustee


Date February 23, 1996     /s/ Barry S. Sternlicht
                           ------------------------------------
                           Barry S. Sternlicht
                           Trustee


Date February 23, 1996     /s/ Jack E. McDonald
                           ------------------------------------
                           Jack E. McDonald
                           Trustee


Date February 23, 1996     /s/ Anna Merguerian
                           ------------------------------------
                           Anna Merguerian
                           Vice President, Chief Financial Officer and Secretary
                           (Principal Financial and Accounting Officer)