Form 10-Q
period 1996-03-31
ANGELES PARTICIPATING MORTGAGE TRUST
filed 1996-04-29
CIK 831972

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended  March 31, 1996
                              -------------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

Commission file number     1-10150
                           ----------------------------------------------------

                     ANGELES PARTICIPATING MORTGAGE TRUST
                     ------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           California                                            95-6881527
- -------------------------------                              ------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

340 North Westlake Boulevard, Westlake Village, California          91362
- ----------------------------------------------------------        ----------
        (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code           (805) 449-1335
                                                   ----------------------------

                                   No Change
- -------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year If Changed Since Last Report

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
                                            ---

                     ANGELES PARTICIPATING MORTGAGE TRUST

                                     INDEX

                                                                        Page No.
                                                                        -------
Part I.   Financial Information

  Item I.      Balance Sheets - March 31, 1996 and December 31, 1995       3

               Statements of Operations - For the three months ended
               March 31, 1996 and 1995                                     4

               Statements of Cash Flows - For the three months ended
               March 31, 1996 and 1995                                     5

               Notes to the Financial Statements                           6

  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7

Part II.       Other Information

  Item 6.      Exhibits and Reports on Form 8-K                            8

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ANGELES PARTICIPATING MORTGAGE TRUST
BALANCE SHEETS


                                                                         March 31,           December 31,
                                                                           1996                  1995
                                                                       ------------          ------------
                                                                        (Unaudited)
ASSETS
Cash and cash equivalents                                              $    992,000          $    863,000
Investment                                                                  988,000             1,196,000
Other receivables                                                             5,000                10,000
Other assets                                                                125,000               125,000
                                                                       ------------          ------------
                Total assets                                           $  2,110,000          $  2,194,000
                                                                       ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                  $    153,000          $     39,000
                                                                       ------------          ------------
                Total liabilities                                           153,000                39,000
                                                                       ------------          ------------

Shareholders' equity:
Class A Shares (2,550,000 shares issued and outstanding,
   $1.00 par value, unlimited shares authorized)                          2,550,000             2,550,000
Class B Shares (1,275,000 shares issued and outstanding,
   $.01 par value, unlimited shares authorized)                              13,000                13,000
Additional paid in capital                                               42,329,000            42,329,000
Accumulated undistributed net realized gain from sale of
   mortgages                                                              2,545,000             2,545,000
Accumulated distributions in excess of cumulative net
   income other than gain from sale of mortgages                        (45,480,000)          (45,282,000)
                                                                       ------------          ------------
          Total shareholders' equity                                      1,957,000             2,155,000
                                                                       ------------          ------------
          Total liabilities and shareholders' equity                   $  2,110,000          $  2,194,000
                                                                       ============          ============

   The accompanying notes are an integral part of the financial statements.

ANGELES PARTICIPATING MORTGAGE TRUST
STATEMENTS OF OPERATIONS - UNAIDUTED


                                             THREE MONTHS ENDED
                                                  MARCH 31
                                            --------------------
                                              1996        1995
                                            --------    --------
REVENUE:
   Interest income from investments         $   8,000   $ 33,000
                                            ---------   --------
        Total revenue                           8,000     33,000
                                            ---------   --------

COSTS AND EXPENSES:
   General and administrative expenses        205,000     78,000
                                            ---------   --------
        Total costs and expenses              205,000     78,000
                                            ---------   --------

NET LOSS                                    $(197,000)  $(45,000)
                                            =========   ========

NET LOSS PER CLASS A SHARE                  $   (0.08)  $  (0.02)
                                            =========   ========

CASH DISTRIBUTIONS PER CLASS A SHARE        $       -  $       -
                                            =========   ========


   The accompanying notes are an integral part of the financial statements.

ANGELES PARTICIPATING MORTGAGE TRUST
STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                        --------------------------
                                                                           1996            1995
                                                                        ----------     -----------
Cash flows from operating activities:
Net income (loss)                                                       $  (198,000)    $  (45,000)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
    Decrease in other receivable                                              5,000          7,000
    Increase in deferred expenses and other assets                                -        (15,000)
    Increase (decrease) in accounts payable and accrued expenses            114,000        (52,000)
                                                                        -----------     ----------
Cash flows from operating activities                                        (79,000)      (105,000)
                                                                        -----------     ----------
Cash flows from investing activities:
    Investments in securities                                            (1,478,000)             -
    Principal collections of investment securities                          209,000         77,000
    Sale of investment securities                                         1,477,000              -
                                                                        -----------     ----------
Cash flows from investing activities                                        208,000         77,000
                                                                        -----------     ----------

Decrease in cash and cash equivalents                                       129,000        (28,000)
Cash at beginning of period                                                 863,000        872,000
                                                                        -----------     ----------
Cash at end of period                                                   $   992,000     $  884,000
                                                                        ===========     ==========


   The accompanying notes are an integral part of the financial statements.

                        PART I.  FINANCIAL INFORMATION

ANGELES PARTICIPATING MORTGAGE TRUST
NOTES TO FINANCIAL STATEMENTS


Note 1 - In the opinion of management, the accompanying financial statements contain all of the adjustments necessary to present fairly the financial position of angeles participating mortgage trust (the "Trust" or "APART") at March 31, 1996 and the results of operations and its cash flows for the three months ended March 31, 1996 and 1995, in conformity with generally accepted accounting principles applied on a consistent basis. All adjustments included are of a normal and recurring nature. Certain prior years amounts have been reclassified to conform to current year classifications.

Note 2 - The net income per class a share was based on 2,550,000 weighted average shares outstanding during the three months ended March 31, 1996 and 1995, after deduction of the 1% class B share interest.

Note 3 - Cash and cash equivalents include cash held in bank or invested in money market funds with maturity terms of less than 90 days. Of the cash and cash equivalents balances at march 31, 1996 and december 31, 1995, all of the cash balance of $992,000 and $823,000, respectively, is held by the APART contingent claim trust for the benefit of APART. Such contingent claim trust was established to provide for any contingent claims arising from the operations of apart or any liability under APART's indemnification agreements for its trustees. The contingent claim trust will terminate on the earlier of December 31, 1996 or the determination by its trustee that no contingent claims exist. The sole trustee of the contingent claim trust is Mr. Ronald J. Consiglio, Trustee, Chairman, Chief Executive Officer and President Of APART.

       The Trust includes the assets of the Contingent Claim Trust in its balance sheet as it has not received any claims and does not expect to receive any claims. All of the assets of the Contingent Claim Trust are expected to be returned to the Trust on or before December 31, 1996.

Note 4 - As of March 31, 1996 , the APART Contingent Claim Trust holds an investment in U. S. Treasury Bills, due May 30, 1996. As of December 31, 1995 the APART Contingent Claim Trust held two security investments in the Federal Home Loan Mortgage Corporation (the "FHLMC"), which both had an 8.5% on rate and matured on January 1, 1996 and June 1, 1996. During the quarter ended March 31, 1996, one of the FHLMC investments matured. Also in January 1996, the APART Contingent Claim Trust acquired a new investment in a FHLMC investment with a maturity date of December 1997 and a coupon rate of 7.0%. Subsequently in February 1996, the APART Contingent Claim Trust sold the two investments in the FHLMC and acquired an investment in U. S. Treasury Bills. The Trust maintains this investment at its original cost which approximates market value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

          The Trusts primary source of cash is from interest earned on investments and cash and cash equivalents. Of the Trusts approximately $2 million and $2.1 million of investments and cash as of March 31, 1996 and December 31, 1995, respectively, approximately $2 million is held by the APART Contingent Claim Trust for the benefit of APART. Such Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APARTs indemnification agreements for it s Trustees. The Contingent Claim Trust will terminate on the earlier of December 31, 1996 or the determination by its trustee that no contingent claims exist.

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

          On March 15, 1994, the Trust announced that it had entered into an agreement with a SAHI affiliate, SAHI Partners, a Delaware general partnership, for the sale of a Warrant for the right to purchase five million shares of the Trust's Class A Shares at a price of $1 per share and 2,550,000 shares of the Class B Shares at a price of $0.01 per share. SAHI Partners purchased the Warrant for $101,000, which amount will be applied against the purchase price for the first Class A and Class B Shares purchased pursuant to the Warrant. The Warrant will not be exercisable unless and until the issuance of the Class A and Class B Shares issuable upon the exercise thereof has been approved by holders of a majority of the Class A Shares and Class B Shares voting together as a single class. Upon exercise of the entire Warrant for five million shares, SAHI would own 69% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, would control 80% of the voting interest of the Trust. If these warrants are exercised in their entirety, the Trust would increase its capital by $5,025,000, and funds from such capitalization would be utilized to acquire additional investments for the Trust based upon a defined business plan to be approved by holders of a majority of the Class A and Class B Shares.

          Based upon the Trust's cash and cash equivalent balance at March 31, 1996, management believes it has sufficient cash to operate as a going concern through the remainder of the 1996 fiscal year.

          The Trust is currently in the process of preparing a proxy to be filed with the Securities and Exchange Commission, which would provide the Trust along with SAHI the ability to acquire positions in a diversified portfolio of real estate related assets.


RESULTS OF OPERATIONS

      During the three months ended March 31, 1996, total revenue decreased to $8,000 or 76% as compared to total revenue for the three months ended March 31, 1995. This decrease is the result of the Trust selling its security investments in the Federal Home Loan Mortgage Corporation.

       The increase in the Trust's total costs and expenses during the three months ended March 31, 1996 compared to the three months ended March 31, 1995 is due to increased legal costs associated with the preparation of a proxy for an annual shareholders meeting.

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

                                  ANGELES PARTICIPATING MORTGAGE TRUST



                                  By /s/Anna Merguerian
                                     ---------------------------------
                                     Anna Merguerian
                                     Vice President and Chief
                                      Financial Officer




Date:  April 29, 1996