Form 10-Q
period 1996-06-30
ANGELES PARTICIPATING MORTGAGE TRUST
filed 1996-08-14
CIK 831972

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended              June 30, 1996
                              --------------------------------------------------
                                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ------------------------------

Commission file number   1-10150
                         -------

                      ANGELES PARTICIPATING MORTGAGE TRUST
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  California                                  95-6881527
     ---------------------------------------    --------------------------------
         (State or Other Jurisdiction of                     (IRS Employer
         Incorporation or Organization)                      Identification No.)

  340 North Westlake Boulevard, Suite 230, Westlake Village, California  91362
- -------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code           (805) 449-1335
                                                        ------------------------
                                   No Change
- --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year If Changed Since Last Report

Securities registered pursuant to
 Section 12(b) of the Act:

               Title of Each Class            Name of Each Exchange on
                                                   Which Registered


              Class A Shares                      American Stock Exchange
- ----------------------------------------      ----------------------------------

          Securities Registered Pursuant to Section 12(g) of the Act:
                                       NONE
- ---------------------------------------------------------------------
                                (Title of class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ ] Yes  [X] No

                                Total Pages  11
                                            ----

                      ANGELES PARTICIPATING MORTGAGE TRUST


                                     INDEX

                                                                       Page No.
                                                                       --------

Part I.        Financial Information

     Item I.   Balance Sheets - June 30, 1996 and December 31, 1995        3

               Statements of Operations - For the three and six
                months ended June 30, 1996 and 1995                        4

               Statements of Cash Flows - For the six months
                ended June 30, 1996 and 1995                               5

               Notes to the Financial Statements                           6

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        8

Part II.       Other Information

     Item 6.   Exhibits and Reports on Form 8-K                           10


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ANGELES PARTICIPATING MORTGAGE TRUST
BALANCE SHEETS

                                         JUNE 30,    DECEMBER 31,
                                           1996         1995
                                       ------------  ------------
                                        (UNAUDITED)

ASSETS
Cash and cash equivalents              $    814,000  $    863,000
Investments                                 987,000     1,196,000
Other receivables                             6,000        10,000
Other assets                                125,000       125,000
                                       ------------  ------------
               Total assets            $  1,932,000  $  2,194,000
                                       ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses  $     33,000  $     39,000
                                       ------------  ------------
               Total liabilities             33,000        39,000
                                       ------------  ------------

Shareholders' equity:
Class A Shares (2,550,000 shares
 issued and outstanding, $1.00 par
 value, unlimited shares authorized)      2,550,000     2,550,000
Class B Shares (1,275,000 shares
 issued and outstanding, $.01 par
 value, unlimited shares authorized)         13,000        13,000
Additional paid in capital               42,329,000    42,329,000
Accumulated undistributed net realized
 gain from sale of mortgages              2,545,000     2,545,000
Accumulated distributions in excess
 of cumulative net income other than
 gain from sale of mortgages            (45,538,000)  (45,282,000)
                                       ------------  ------------
              Total shareholders'
               equity                  $  1,899,000  $  2,155,000
                                       ------------  ------------

              Total liabilities and
               shareholders' equity    $  1,932,000  $  2,194,000
                                       ============  ============

   The accompanying notes are an integral part of the financial statements.

ANGELES PARTICIPATING MORTGAGE TRUST
STATEMENTS OF OPERATIONS - UNAUDITED

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30              JUNE 30
                                      ------------------    -----------------
                                        1996      1995        1996     1995
                                      --------  --------    --------  -------
REVENUE:
   Interest income from investments   $ 21,000  $ 36,000    $ 29,000 $ 69,000
                                      --------  --------    --------  -------
                  Total revenue         21,000    36,000      29,000   69,000
                                      --------  --------    --------  -------
COSTS AND EXPENSES:
   General and administrative
    expenses                            80,000    80,000     285,000  158,000
                                      --------  --------    --------  -------
                  Total costs and
                   expenses             80,000    80,000     285,000  158,000
                                      --------  --------   ---------  -------
NET LOSS                              $(59,000) $(44,000) $(256,000) $(89,000)
                                      ========  ========   =========  =======



NET LOSS PER CLASS A SHAREHOLDERS     $(58,000) $(44,000) $(253,000) $(88,000)
                                      ========  ========  =========  ========
NET LOSS PER CLASS A SHARE            $  (0.02) $  (0.02) $   (0.10) $  (0.03)
                                      ========  ========  =========  ========

CASH DISTRIBUTIONS PER CLASS A SHARE  $   0.00  $   0.00  $    0.00  $   0.00
                                      ========  ========  =========  ========

   The accompanying notes are an integral part of the financial statements.

ANGELES PARTICIPATING MORTGAGE TRUST
STATEMENTS OF CASH FLOWS - UNAUDITED

                                                 SIX MONTHS ENDED
                                                     JUNE 30
                                            ------------------------
                                              1996            1995
                                            ----------    ----------
Cash flows from operating activities:
Net income (loss)                           $ (256,000)   $  (89,000)
Adjustments to reconcile net income (loss)
 to cash flows from operating activities:
  Decrease (increase) in other receivables       4,000       (21,000)
  Increase in other assets                           -       (15,000)
  Decrease in accounts payable and
   accrued expenses                             (6,000)      (53,000)
                                            ----------     ---------
Cash flows from operating activities          (258,000)     (178,000)
                                            ----------     ---------
Cash flows from investing activities:
  Sale of investment securities              1,478,000             -
  Principal collections of investment
   securities                                1,197,000       130,000
  Investment in investment securities       (2,466,000)     (165,000)
                                            ----------     ---------
Cash flows from investing activities           209,000       (35,000)
                                            ----------     ---------

Decrease in cash and cash equivalents          (49,000)     (213,000)
Cash at beginning of period                    863,000       872,000
                                            ----------     ---------
Cash at end of period                       $  814,000     $ 659,000
                                            ==========     =========

   The accompanying notes are an integral part of the financial statements.

                        PART I.  FINANCIAL INFORMATION

ANGELES PARTICIPATING MORTGAGE TRUST
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - In the opinion of management, the accompanying financial statements contain all of the adjustments necessary to present fairly the financial position of Angeles Participating Mortgage Trust (the "Trust" or "APART") at June 30, 1996 and the results of operations and its cash flows for the three and six months ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles applied on a consistent basis. All adjustments included are of a normal and recurring nature. Certain prior years amounts have been reclassified to conform to current year classifications.

NOTE 2 - The net income per Class A Share was based on 2,550,000 weighted average shares outstanding during the three and six months ended June 30, 1996 and 1995, after deduction of the 1% Class B Share interest.

NOTE 3 - Cash and cash equivalents include cash held in bank or invested in money market funds with maturity terms of less than 90 days. Of the cash and cash equivalents balance at June 30, 1996 and December 31, 1995, all of the cash balance of $814,000 and $863,000, respectively, is held by the APART Contingent Claim Trust ("Contingent Claim Trust") for the benefit of APART. Such Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APART's indemnification agreements for its Trustees. The Contingent Claim Trust was terminated on August 12, 1996 based on the determination by its trustee that no contingent claims exist.

     The sole beneficiary of the Contingent Claim Trust was the Trust and the operations of the Contingent Claim Trust were under the control of the chief executive officer of the Trust. The Contingent Claim Trust has been accounted for by the Trust on the consolidated method of accounting, since its inception in 1993, rather than the equity method of accounting, as the consolidation method of accounting was deemed more appropriate for including the assets and operations of the Contingent Claim Trust with those of the Trust. As the Contingent Claim Trust is a single asset trust, the differences between the consolidated method and equity method of accounting are minor. The net current assets of the Trust were identical in either method of accounting as are the net current liabilities and shareholders equity. The only difference within the balance sheet is the caption of the asset which in consolidation is shown as an investment in investment securities versus investment in the Contingent Claim Trust under the equity method. The only difference in the statement of operations is the caption relating to the interest earned on the investment in securities.

NOTE 4 - As of June 30, 1996, the Contingent Claim Trust holds an investment in
U. S. Treasury Bills, due August 29, 1996. During the quarter ended June 30, 1996, a U. S. Treasury Bill matured, which had been acquired in the prior 1996 quarter. The Trust classifies its investment in securities as "held to maturity."

  As of December 31, 1995 the Contingent Claim Trust held two security investments in the Federal Home Loan Mortgage Corporation (the "FHLMC"), having an 8.5% coupon rate and maturing on January 1, 1996 and June 1, 1996. During the quarter ended March 31, 1996, one of the FHLMC investments matured and the Trust acquired a new investment in the FHLMC with a maturity date of

December 1997 and a coupon rate of 7.0%. In February 1996, the Contingent Claim Trust sold the FHLMC investment which had a maturity date of December 1997 and acquired an investment in U. S. Treasury Bills. The Trust's intent was to hold this investment to maturity. However, legal counsel determined that such investment may inadvertently bring the Trust within the scope of the Investment Company Act of 1940 and based on the implementation of the Trust's new business plan, such investments were no longer required. The Trust recognized a loss upon the sale of the security investments of approximately $19,000. The Trust intends to hold its current treasury investment until maturity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

          The Trust's primary source of cash is from interest earned on investments and cash and cash equivalents. Of the Trust's approximately $1.8 million and $2.1 million of investments and cash as of June 30, 1996 and December 31, 1995, respectively, all of it is held by the APART Contingent Claim Trust ("Contingent Claim Trust") for the benefit of APART. Such Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APART's indemnification agreements for its Trustees.

          The term of the Contingent Claim Trust expires automatically on December 31, 1996 but may be terminated by the sole trustee based on a determination that no contingent claims exist. Effective August 12, 1996 the sole trustee of the Contingent Claim Trust, Ronald J. Consiglio, determined that there were no pending or threatened claims existing and terminated the Contingent Claim Trust thereby returning all assets of the Contingent Claim Trust of approximately $1.8 million to the Trust on August 12, 1996.

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


          Based upon the Trust's cash and cash equivalent balance at June 30, 1996, management believes it has sufficient cash to operate as a going concern through the remainder of the 1996 fiscal year.

          The Trust is currently in the process of preparing a proxy to be filed with the Securities and Exchange Commission, which would provide the Trust along with SAHI the ability to acquire positions in a diversified portfolio of real estate related assets.

RESULTS OF OPERATIONS

      During the three and six months ended June 30, 1996, total revenue decreased to $21,000 and $29,000 or 42% and 58%, respectively, as compared to total revenue for the comparable periods in 1995. This decrease is the result of the Trust selling its security investments in the Federal Home Loan Mortgage Corporation.

       While costs and expenses for the three months ended June 30, 1996 approximated the same amount in the same period ending 1995, such total costs and expenses increased for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995, due to increased legal costs associated with the preparation of a proxy for an annual shareholders meeting.

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

                                  ANGELES PARTICIPATING MORTGAGE TRUST



                                  By /s/Anna Merguerian
                                     ------------------
                                     Anna Merguerian
                                     Vice President and Chief
                                      Financial Officer




Date: August 14, 1996

11