Form 10-Q/A
period 1996-03-31
ANGELES PARTICIPATING MORTGAGE TRUST
filed 1996-09-05
CIK 831972

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                                 Amendment to
                                   FORM 10-Q

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




      The sole beneficiary of the Contingent Claim Trust was the Trust and the operations of the Contingent Claim Trust were under the control of the chief executive officer of the Trust. The Contingent Claim Trust has been accounted for by the Trust on the consolidated method of accounting, since its inception in 1993, as it was deemed more appropriate for including the assets and operations of the Contingent Claim Trust with those of the Trust. As the Contingent Claim Trust is a single asset trust, the differences had it not been accounted for under the consolidated method are minor. The net current assets, the net current liabilities and shareholders equity would have been identical. The only difference within the balance sheet is the caption of the asset which in consolidation is shown as an investment in investment securities versus a receivable from the Contingent Claim Trust. The only difference in the statement of operations is the caption relating to the interest earned on the investment in securities versus reporting such amount as other income.


Note 4 - As of March 31, 1996, the APART Contingent Claim Trust holds an investment in U. S. Treasury Bills, due May 30, 1996. The Trust classifies its investment in securities as "held to maturity."


      As of December 31, 1995 the Contingent Claim Trust held two security investments in the Federal Home Loan Mortgage Corporation (the "FHLMC"), having an 8.5% coupon rate and maturing on January 1, 1996 and June 1, 1996. During the quarter ended March 31, 1996, one of the FHLMC investments matured and the Trust acquired a new investment in the FHLMC with a maturity date of December 1997 and a coupon rate of 7.0%. In February 1996, the Contingent Claim Trust sold the two FHLMC investments which had maturity dates of June 1, 1996 and December 1997 and acquired an investment in U. S. Treasury Bills, which matures August 29, 1996. The Trust's intent was to hold the FHLMC investments to maturity. However, legal counsel determined that such investments may inadvertently bring the Trust within the scope of the Investment Company Act of 1940 and based on the implementation of the Trust's new business plan, such investments were no longer required. The Trust recognized a loss upon the sale of the two security investments of approximately $19,000. The Trust intends to hold its current treasury investment until its maturity date of August 29, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


          The Trust's primary source of cash is from interest earned on investments and cash and cash equivalents. Of the Trust's approximately $2 million and $2.1 million of investments and cash as of March 31, 1996 and December 31, 1995, respectively, approximately $2 million is held by the APART Contingent Claim Trust for the benefit of APART. Such Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APART's indemnification agreements for its Trustees.

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

                                  ANGELES PARTICIPATING MORTGAGE TRUST



                                  By /s/Ronald J. Consiglio
                                     ---------------------------------
                                     Ronald J. Consiglio
                                     President and Chief
                                      Executive Officer




Date:  August 28, 1996