Form 10-Q/A
period 1996-06-30
ANGELES PARTICIPATING MORTGAGE TRUST
filed 1996-09-05
CIK 831972

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

     The sole beneficiary of the Contingent Claim Trust was the Trust and the operations of the Contingent Claim Trust were under the control of the chief executive officer of the Trust. The Contingent Claim Trust has been accounted for by the Trust on the consolidated method of accounting, since its inception in 1993, as it was deemed more appropriate for including the assets and operations of the Contingent Claim Trust with those of the Trust. As the Contingent Claim Trust is a single asset trust, the differences had it not been accounted for under the consolidated method are minor. The net current assets, the net current liabilities and shareholders equity would have been identical. The only difference within the balance sheet is the caption of the asset which in consolidation is shown as an investment in investment securities versus a receivable from the Contingent Claim Trust. The only difference in the statement of operations is the caption relating to the interest earned on the investment in securities versus reporting such amount as other icome.

NOTE 4 - As of June 30, 1996, the Contingent Claim Trust holds an investment in
U. S. Treasury Bills, due August 29, 1996. During the quarter ended June 30, 1996, a U. S. Treasury Bill matured, which had been acquired in the prior 1996 quarter. The Trust classifies its investment in securities as "held to maturity."

  As of December 31, 1995 the Contingent Claim Trust held two security investments in the Federal Home Loan Mortgage Corporation (the "FHLMC"), having an 8.5% coupon rate and maturing on January 1, 1996 and June 1, 1996. During the quarter ended March 31, 1996, one of the FHLMC investments matured and the Trust acquired a new investment in the FHLMC with a maturity date of

December 1997 and a coupon rate of 7.0%. In February 1996, the Contingent Claim Trust sold the two FHLMC investments which had maturity dates of June 1, 1996 and December 1997 and acquired an investment in U. S. Treasury Bills which matures August 29, 1996. The Trust's intent was to hold the FHLMC investments to maturity. However, legal counsel determined that such investment may inadvertently bring the Trust within the scope of the Investment Company Act of 1940 and based on the implementation of the Trust's new business plan, such investments were no longer required. The Trust recognized a loss upon the sale of the two security investments of approximately $19,000. The Trust intends to hold its current treasury investment until its maturity of August 29, 1996.

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

                                  ANGELES PARTICIPATING MORTGAGE TRUST



                                  By /s/Ronald J. Consiglio
                                     ----------------------
                                     Ronald J. Consiglio
                                     President and Chief
                                      Executive Officer




Date: August 28, 1996

11