Form 10-Q
period 1996-09-30
ANGELES PARTICIPATING MORTGAGE TRUST
filed 1996-11-13
CIK 831972

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                                   FORM 10-Q

(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter period ended              SEPTEMBER 30, 1996
                              --------------------------------------------------
                                         or

{_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                3 Pickwick Plaza, Suite 250, Greenwich CT 06830
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code           (203) 861-0752
                                                        ------------------------
  340 North Westlake Boulevard, Suite 230, Westlake Village, California 91362
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year If Changed Since Last Report

Securities registered pursuant to
  Section 12(b) of the Act:

          Title of Each Class            Name of Each Exchange on
                                             Which Registered

         Class A Shares                      American Stock Exchange
-------------------------------          ----------------------------------

          Securities Registered Pursuant to Section 12(g) of the Act:
                                     NONE
---------------------------------------------------------------------
                               (Title of class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

As of November 14, 1996, 2,550,000 shares of the registrant's Class A Common Stock and 1,275,000 shares of the registrant's Class B Common Stock were outstanding.

                     {X}Yes  {_}No

                        Total Pages 91
                                    --
                 Index to Exhibit appears on page 13
                                                  --

                     ANGELES PARTICIPATING MORTGAGE TRUST


                                     INDEX


                                                                       Page No.
                                                                       --------
Part I.       Financial Information

    Item 1.   Balance Sheets - September 30, 1996 and December 31, 1995      3

              Statements of Operations - For the three and nine
               months ended September 30, 1996 and 1995                      4

              Statements of Cash Flows - For the nine months
               ended September 30, 1996 and 1995                             5

              Notes to the Financial Statements                              6

    Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           9

Part II.      Other Information

    Item 4.   Submission of Matters to a Vote of Security Holders           11

    Item 6.   Exhibits and Reports on Form 8-K                              13

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ANGELES PARTICIPATING MORTGAGE TRUST
CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                   SEPTEMBER 30, DECEMBER 31,
                                                       1996         1995
                                                   ------------  ------------
                                                    (UNAUDITED)
ASSETS
Cash and cash equivalents                          $ 1,693,000   $   863,000
Investments                                               ----     1,196,000
Mortgage note receivable                             3,763,000          ----
Accrued interest                                         6,000          ----
Other receivables                                        2,000        10,000
Other assets                                           125,000       125,000
                                                   -----------   -----------
               Total assets                        $ 5,589,000   $ 2,194,000
                                                   ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses              $   167,000   $    39,000
                                                   -----------   -----------
               Total liabilities                       167,000        39,000
                                                   -----------   -----------
Commitments and contingencies                             ----          ----

Minority Interest                                    3,769,000          ----
                                                   -----------   -----------
Shareholders' equity:
Class A Shares (2,550,000 shares
 issued and outstanding, $1.00 par
 value, unlimited shares authorized)                 2,550,000     2,550,000
Class B Shares (1,275,000 shares
 issued and outstanding, $.01 par
 value, unlimited shares authorized)                    13,000        13,000
Additional paid in capital                          42,329,000    42,329,000
Accumulated undistributed net realized
 gain from sale of mortgages                         2,545,000     2,545,000
Accumulated distributions in excess
 of cumulative net income other than
 gain from sale of mortgages                       (45,784,000)  (45,282,000)
                                                   -----------   -----------
             Total shareholders'
               equity                              $ 1,653,000   $ 2,155,000
                                                   -----------   -----------

             Total liabilities and
               shareholders' equity                $ 5,589,000   $ 2,194,000
                                                   ===========   ===========


  The accompanying notes are an integral part of the financial statements.

ANGELES PARTICIPATING MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30                       SEPTEMBER 30
                                               ---------------------------        ----------------------------
                                                  1996             1995              1996             1995
                                               ----------        ---------        ----------        ----------

REVENUE:
 Interest income from investments              $  29,000         $  41,000         $  58,000         $ 110,000
 Interest income from mortgage                     6,000              ----             6,000              ----
                                               ---------         ---------         ---------         ---------
                 Total revenue                    35,000            41,000            64,000           110,000
                                               ---------         ---------         ---------         ---------
COSTS AND EXPENSES:
 General and administrative
  expenses                                       275,000            49,000           560,000           207,000
                                               ---------         ---------         ---------         ---------
                 Total costs and
                  expenses                       275,000            49,000           560,000           207,000
                                               ---------         ---------         ---------         ---------
NET LOSS BEFORE MINORITY INTEREST              $(240,000)        $  (8,000)        $(496,000)        $ (97,000)

MINORITY INTEREST                                 (6,000)                             (6,000)
                                               ---------                           ---------

NET LOSS                                       $(246,000)        $  (8,000)        $(502,000)        $ (97,000)
                                               =========         =========         =========         =========
NET LOSS PER CLASS A SHAREHOLDERS              $(244,000)        $  (8,000)        $(497,000)        $ (96,000)
                                               =========         =========         =========         =========
NET LOSS PER CLASS A SHARE                     $   (0.10)        $   (0.00)        $   (0.19)        $   (0.04)
                                               =========         =========         =========         =========

CASH DISTRIBUTIONS PER CLASS A SHARE           $    0.00         $    0.00         $    0.00         $    0.00
                                               =========         =========         =========         =========


  The accompanying notes are an integral part of the financial statements.

ANGELES PARTICIPATING MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30
                                                ------------------------
                                                   1996          1995
                                                -----------   ----------

Cash flows from operating activities:
Net income (loss)                               $ (502,000)   $ (97,000)
Adjustments to reconcile net income (loss)
 to cash flows from operating activities:
  Minority interest                                  6,000            -
  Accrued interest                                  (6,000)           -
  Decrease in other receivables                      8,000        8,000
  Increase in other assets                               -      (12,000)
  Increase (decrease) in accounts payable
   and accrued expenses                            128,000      (60,000)
                                                ----------    ---------
Cash flows from operating activities              (366,000)    (161,000)
                                                ----------    ---------
Cash flows from investing activities:
  Sale of investment securities                          -            -
  Principal collections of investment
   securities                                    1,196,000      233,000
  Investment in investment securities                    -     (165,000)
                                                ----------    ---------
Cash flows from investing activities             1,196,000       68,000
                                                ----------    ---------

Increase (decrease) in cash and cash
   equivalents                                     830,000      (93,000)
Cash at beginning of period                        863,000      872,000
                                                ----------    ---------
Cash at end of period                           $1,693,000    $ 779,000
                                                ==========    =========


  The accompanying notes are an integral part of the financial statements.

ANGELES PARTICIPATING MORTGAGE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - In the opinion of management, the accompanying financial statements contain all of the adjustments necessary to present fairly the consolidated financial position of Angeles Participating Mortgage Trust ("APART") and its investee operating partnership, APMT Limited Partnership (the "Partnership"), at September 30, 1996 and the results of operations and its cash flows for the three and nine months ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles applied on a consistent basis. All adjustments included are of a normal and recurring nature. The operations and financial position of APART and the Partnership are consolidated under generally accepted accounting principles, because, although APART owns less than 50% of the Partnership, it controls the Partnership in its capacity as general partner of the Partnership. Furthermore, both APART and the other investor in the Partnership are under common control as further described in Note 6. The accounting policies followed by APART are more fully described in Note 2 to APART's financial statements in its 1995 Form 10-K, the terms of which are incorporated herein by reference.

     The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 - At September 30, 1996, APART had 2,550,000 Class A shares outstanding and 1,275,000 Class B shares outstanding. Both Class A and B have voting rights of one vote per share. These Class B shares are convertible 49 for 1 into Class A shares. As further described in Notes 5 and 6, APART also has issued 5,000,000 Class A warrants outstanding, 2,500,000 Class B warrants outstanding, and partnership interests convertible into 4,568,944 Class A shares. The net income per Class A share was based on 2,550,000 weighted average shares outstanding during the three and nine months ended September 30, 1996 and 1995. The inclusion of the warrants and common stock equivalents would be anti-dilutive.

NOTE 3 - Cash and cash equivalents include cash held in bank or invested in money market funds with maturity terms of less than 90 days. The cash and cash equivalents balance at September 30, 1996 of $1,693,000 is held by the Trust while on December 31, 1995, $863,000 was held by the APART Contingent Claim Trust ("Contingent Claim Trust") for the benefit of APART. Such Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APART's indemnification agreements for its Trustees. The Contingent Claim Trust was terminated on August 12, 1996 based on the determination by its trustee that no contingent claims exist. All assets, including cash and cash equivalents, were returned to APART after the termination of the Contingent Claim Trust.

     The sole beneficiary of the Contingent Claim Trust was APART and the operations of the Contingent Claim Trust were under the control of the chief executive officer of APART. The Contingent Claim Trust has been accounted for by APART on the consolidated method of accounting, since its inception in 1993, as it was deemed more appropriate for including the assets and operations of the Contingent Claim Trust with those of APART. As the Contingent Claim Trust is a single asset trust, the differences had it not been accounted for under the consolidated method are minor. The net current assets, the net current liabilities and shareholders equity would have been identical. The only difference within the balance sheet is the caption of the asset which in consolidation is shown as an investment in investment securities versus a receivable from the Contingent Claim Trust. The only difference in the statement of operations is the caption relating to the interest earned on the investment in securities versus reporting such amount as other income.

NOTE 4 - As of September 30, 1996, APART holds no investments in
U.S. Treasury Bills. A U.S. Treasury Bill matured on August 29,1996, which had been acquired in February 1996.

     As of December 31, 1995 the Contingent Claim Trust held two security investments through the Federal Home Loan Mortgage Corporation (the "FHLMC"), having an 8.5% coupon rate and maturing on January 1, 1996 and June 1, 1996, respectively. During the quarter ended March 31, 1996, one of the FHLMC investments matured and the Trust acquired a new investment in the FHLMC with a maturity date of December 1997 and a coupon rate of 7.0%. In February 1996, the Contingent Claim Trust sold the two FHLMC investments which had maturity dates of June 1, 1996 and December 1997 and acquired an investment in U.S. Treasury Bills which matured August 29, 1996. APART's intent was to hold the FHLMC investments to maturity. However, legal counsel determined that such investment may inadvertently bring APART within the scope of the Investment Company Act of 1940 and based on the implementation of APART's new business plan, such investments were no longer required. APART recognized a loss upon the sale of the two security investments of approximately $19,000.

NOTE 5 - On September 26, 1996 APART became sole general partner of the APMT Limited Partnership (the "Partnership") by contributing $400,000 in cash, in exchange for 400,000 Operating Partnership Units ("OPU")(a 8.05% interest) in the Partnership. Starwood Mezzanine Investors, L.P. ("Starwood Mezzanine") contributed to the Partnership its entire interest in certain mortgage participation certificates valued by APART at approximately $4.6 million as of September 30, 1996, in exchange for 4,568,944 OPU (a 91.95% interest) in the Partnership. These OPU are convertible into registered Class A shares of APART on a one-for-one basis, subject to certain restrictions.

     The mortgage participation certificates comprise the first mortgage note on the Warwick Hotel and Apartments ("Warwick Hotel"), a 20-story hotel and apartment complex located in Philadelphia, PA. The mortgage has a face value of $4.9 million and requires monthly payments of approximately $71,000, representing principal and interest at a rate of 9% per annum. The note was originally issued with a face amount of $8.5 million on December 1, 1979 with the final payment due November 30, 2004. Starwood Mezzanine acquired this note at a discount from fair value in February 1995 and has been accounting for it under the effective interest method.

Summary financial information for the borrower is as follows:

                                        For six months
                                      ended June 30, 1996
                                      -------------------
Revenue                                    $3,865,328
Expenses                                    3,372,143
                                           ----------
Net income                                 $  493,185
                                           ==========

                                        At June 30, 1996
                                        ----------------
Total assets                               $9,744,778
                                           ==========
Total liabilities                          $9,112,329
Partners' capital                             632,449
                                           ----------
Total liabilities and partners' capital    $9,744,778
                                           ==========

Information for the quarter ended September 30, 1996 is not yet available.


NOTE 6 - On March 15, 1994, APART issued 5,000,000 warrants convertible to Class A shares at $1 per share and 2,500,000 warrants convertible to Class B shares at $0.01 per share. During 1996, Starwood Mezzanine acquired these Class A warrants. As of September 30, 1996, Starwood Mezzanine and its affiliates owned all outstanding Class B shares, all outstanding Class A and Class B warrants, and 244,100 Class A shares. As a result of this, APART, the Partnership, and Starwood Mezzanine are considered to be entities under common control and the consolidated operations of APART and the Partnership have been accounted in accordance with generally accepted accounting principles governing such entities. Consequently, the mortgage note contributed by Starwood Mezzanine into the Partnership has been reflected in these financial statements at its predecessor basis of $3.76 million.

NOTE 7 - On September 26, 1996, the shareholders approved an incentive plan for Trustees and an incentive plan for employees. The Trustee plan provides for the issuance of up to 50,000 stock options and the employee plan provides for the grant of up to 377,500 shares in the form of stock options, share appreciation rights, restricted shares, and deferred shares. No grants were made under the plan as of September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On March 15, 1994, APART announced that it had entered into an agreement with SAHI Partners, L.P., and SAHI, Inc. (affiliates of Starwood Mezzanine) for the sale of Warrants for the right to purchase five million shares of APART's Class A Shares at a price of $1 per share and 2,500,000 shares of the Class B Shares at a price of $0.01 per share. SAHI Partners and SAHI, Inc. purchased the Warrants for $101,000, which amount will be applied against the purchase price for the first Class A and Class B Shares purchased pursuant to the Warrants. On March 28, 1996, the Class A Warrants were assigned to Starwood Mezzanine. Upon exercise of the entire Class A and Class B Warrants, SAHI Partners, SAHI, Inc., and Starwood Mezzanine would jointly own 70% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, would control 80% of the voting interest of APART. If these warrants are exercised in their entirety, APART would increase its capital by $5,025,000, and funds from such capitalization would be utilized to acquire additional investments for APART based upon the defined business plan approved by holders of a majority of the Class A and Class B Shares, as described below.

     On September 26, 1996, APART became sole general partner of the Partnership by contributing $400,000 in cash, in exchange for a 8.05% interest in the Partnership. Starwood Mezzanine became the 91.95% limited partner by contributing to the Partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note valued by APART at approximately $4.6 million as of September 30, 1996. Starwood Mezzanine's interest in the Partnership is evidenced by 4,568,944 OPU, which are convertible into Class A Shares pursuant to the Exchange Rights Agreement. In addition, Starwood Mezzanine has the right to require APART to register for public sale, any or all of the Class A Shares in the Partnership issued to it upon the exercise of the Class A Warrant or upon exchange of the OPU issued to Starwood Mezzanine.

     Initially, APART will not be required to operate exclusively through the Partnership and, thus, will not have any obligation to contribute additional cash. Although no assurances can be given, Starwood Mezzanine has declared its intention to exercise the Class A Warrant for at least 2,000,000 Class A Shares. In this event, the Board of Trustees have the right to cause APART to contribute substantially all of APART's uncontributed assets to the Partnership for additional interests in the Partnership. Following any such contribution APART must agree to conduct all of its real estate-related investment activities exclusively through the Partnership.

     The investment policy of APART before the adoption of the Restated Declaration of Trust was predominantly to make mortgage loans to entities affiliated with APART. On September 26, 1996, the shareholders approved a Restated Declaration of Trust which significantly changed the investment policy of APART. APART currently intends to focus its acquisition efforts on assets which exhibit one or more of the following characteristics: (a) assets owned by distressed sellers; (b) assets priced below or having a deemed value for collateralization purposes that is less than reproduction cost; (c) equity interest in, and/or debt interests secured by, assets located in markets or submarkets experiencing population or job growth, and which are located near historically stable employment generator bases, such as government, University and medical centers; (d) interests which are publicly traded, including other REIT equities, limited partnership interest and debt interests.

     APART currently intends to acquire assets opportunistically on an all cash basis, through the issuance of additional shares or OPU, and with financing from institutional and other lenders or sellers. APART will also be permitted to raise additional capital through registered public offerings as well as private placements of both debt and equity interests.

LIQUIDITY AND CAPITAL RESOURCES

     APART's primary source of cash is from interest earned on investments and cash and cash equivalents. APART's investments and cash of approximately $1.7 million as of September 30, 1996 were held solely by APART.

     On December 31, 1995 the investments and cash of approximately $2.1 million were all held by the APART Contingent Claim Trust ("Contingent Claim Trust") for the benefit of APART. Such Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APART's indemnification agreements for its Trustees. The term of the Contingent Claim Trust was to have expired automatically on December 31, 1996. Effective August 12, 1996 the sole trustee of the Contingent Claim Trust determined that there were no pending or threatened claims existing and terminated the Contingent Claim Trust thereby returning all assets of the Contingent Claim Trust of approximately $1.8 million to APART on August 12, 1996.

     APART distributed the majority of its assets, $36,975,000 to Class A shareholders of record on November 18, 1993 payable December 3, 1993. Remaining funds, approximately $2.5 million, were retained by APART to provide for potential liabilities or claims, minimal operating costs and the possibility of obtaining further value for shareholders from potential strategic alternatives with third parties who might wish to acquire an interest in the remaining Trust.

     Based upon APART's investment balance at September 30, 1996, management believes it has sufficient liquidity to operate as a going concern through the remainder of the 1996 fiscal year. APART intends to continue to qualify as a Real Estate Investment Trust under the Internal Revenue Code.

     The amount and timing of any future cash dividends, if any, is impossible to predict at this time. APART has made no distributions since November 1993.


RESULTS OF OPERATIONS

     During the three and nine months ended September 30, 1996, total revenue decreased $6,000 and $46,000 or 15% and 42%, respectively, as compared to total revenue for the comparable periods in 1995. This decrease is the result of APART selling its security investments with the Federal Home Loan Mortgage Corporation. APART resumed its program of investment with the Federal Home Loan Mortgage Corporation in the fourth quarter of 1996.

     Costs and expenses for the three months ended September 30, 1996 increased by $226,000 or 461% as compared to the same period ending 1995. Costs and expenses for the nine months ended September 30, 1996 increased by $353,000 or 171% when compared to the nine months ended September 30, 1995. Both increases were due to increased legal costs associated with the preparation of a proxy, the annual shareholders' meeting, and the establishment of the Partnership.

     Net loss increased $238,000 and $405,000 during the three and nine months ended September 30, 1996 as compared to the same period the prior year. This increase was due to lower revenues and higher costs and expenses for the reasons mentioned above.

     The net income generated by the Partnership will be distributed from the Partnership as deemed appropriate by APART's management. These distributions will be made in accordance with the partners' respective percentage interests in the Partnership.



                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 26, 1996 the Trust held its annual shareholders meeting to elect a seven member board of trustees and to vote and approve the following proposals.

     The seven trustees that were elected as a result of the meeting are J. D'Arcy Chisholm, Ronald J. Consiglio, Barry Sternlicht, Madison Grose, Jay Sugarman, Eugene A. Gorab, and Jack E. McDonald. The shareholder vote was as follows:



                                      Votes                      Broker
                         ------------------------------  ----------------------
                            For      Against   Withheld  Abstentions  Non-Votes
                         ---------  ---------  --------  -----------  ---------

Barry Sternlicht         2,561,198          -    38,124            -          -
Madison Grose            2,562,398          -    36,924            -          -
Jay Sugarman             2,562,398          -    36,924            -          -
Eugene A. Gorab          2,562,398          -    36,924            -          -
J. D'Arcy Chisholm       2,528,348          -    70,974            -          -
Ronald J. Consiglio      2,528,498          -    70,824            -          -
Jack E. McDonald         2,528,348          -    70,974            -          -


     In addition, following is a summary of the proposals along with the vote for such proposals that the shareholders voted upon:

                                                                  Votes                                         Broker
                                                --------------------------------------------           ---------------------------
                                                For               Against           Withheld           Abstentions       Non-Votes
                                                --------------------------------------------           ---------------------------
Approve the Class A Share
Purchase Warrant owned by
Starwood Mezzanine Investors, L.P.
and Class B Share Purchase Warrant
owned by SAHI, Inc. and the
authorization and issuance of
the Class A and B Shares to
be issued upon exercise of such
warrants.                                       2,516,439         45,685                   -           37,198                    -

Amend the Trust's Declaration
of Trust to amend the purpose
of the Trust to allow the Trust
to make substantially more
debt and/or equity investments
in real property.                               2,518,525         46,508                   -           34,289                    -

Amend the Trust's Declaration
of Trust to remove the percentage
limitation (presently 20%) on
the amount of Trust proceeds
which may be invested directly
in the equity ownership of
real estate.                                    2,517,703         46,090                   -           35,529                    -

Amend the Trust's Declaration
of Trust to eliminate the
requirement to make monthly
distributions of Net Cash, which
is generally defined as the
Trust's cash flow from operations,
to Shareholders.                                2,513,212         52,197                   -           33,913                    -

Amend the Trust's Declaration
of Trust to make the termination
date of the Trust indefinite.                   2,511,488         53,287                   -           34,547                    -

Amend the Trust's Declaration
of Trust to increase the shareholder
vote required to terminate the
Trust from Majority to two-thirds
of all Shareholders.                            2,518,964         46,586                   -           33,772                    -

Amend the Trust's Declaration
of Trust to remove the prohibition
on acquiring or funding Trust loans
with an initial term of more
than 15 years.                                  2,513,646         47,307                   -           38,369                    -

Amend the Trust's Declaration
of Trust to require the issuance
of additional Class b Shares in
order to maintain the current
voting interest (33 1/3%) of the
Shareholders of the Class B Shares.             2,514,509         45,249                   -           39,564                    -

Amend the Trust's Declaration
of Trust to remove the right of
Shareholders of Class A to receive
a priority return before the Trust's
former advisor is paid a fee since
the advisor is no longer providing
services to the Trust.                          2,519,435         43,892                   -           35,995                    -

Approve, among other things, the
Trust's transfer of a portion of its
assets to a newly-formed limited
partnership of which the Trust will
be the sole general partner and
Starwood Mezzanine Investors, L.P.
will be the initial limited partner.            2,515,784         43,211                   -           40,327                    -

Approve the Angeles Participating
Mortgage Trust 1996 Trustees' Share
Incentive Plan.                                 2,486,526         75,791                   -           37,005                    -

Approve the Angeles Participating
Mortgage Trust 1996 Share Incentive Plan.       2,485,255         73,823                   -           40,244                    -

Ratify the appointment of Deloitte &
Touche LLP as the independent auditors
of the Trust for fiscal year
ending December 31, 1996.                       2,528,775         28,672                   -           41,875                    -


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS

          3.1 Restated Declaration of Trust of Angeles Participating Mortgage Trust

         10.1 Angeles Participating Mortgage Trust 1996 Trustees' Share Incentive Plan

         10.2 Angeles Participating Mortgage Trust 1996 Share Incentive Plan

           27 Financial Data Schedule - Article 5

     B.  REPORTS ON FORM 8-K

     On September 26, 1996, APART filed a Form 8-K in connection with the results of the shareholders meeting and to announce the election of new officers.


Note: All items required under Part II of Form 10-Q which are applicable have been reported herein.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ANGELES PARTICIPATING MORTGAGE TRUST



                                       By /s/Barry S. Sternlicht
                                          ----------------------
                                          Barry S. Sternlicht
                                          Chairman and Chief
                                           Executive Officer


                                       By /s/Jerome C. Silvey
                                          ----------------------
                                          Jerome C. Silvey
                                          Chief Financial Officer




Date: November 14, 1996