Form 10-K
period 1996-12-31
ANGELES PARTICIPATING MORTGAGE TRUST
filed 1997-03-31
CIK 831972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

                                       OR

    For the transition period from __________________ to____________________

                           Commission File No. 1-10150

                      ANGELES PARTICIPATING MORTGAGE TRUST
             (Exact name of registrant as specified in its charter)


               California                                     95-6881527
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                    Identification Number)

       3 Pickwick Plaza, Suite 250                               91362
           Greenwich, CT 06830                                (Zip Code)
   (Address of principal executive offices)


Registrant's telephone number, including area code:          (203) 861-0752

Securities registered pursuant to Section 12(b) of the Act:

                                                            Name  of Exchange
                                                            on which registered:
     Title of each class:
   Class A Shares, $1.00 par                             American Stock Exchange
  value Angeles Participating
     Mortgage Trust Units

Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the Class A Shares held by non-affiliates on March 24, 1997 was approximately $5,764,750.

     As of March 24, 1997, there were 7,550,000 Shares of Angeles Participating Mortgage Trust Class A, $1.00 par value, outstanding.

                                 Total Pages 59

                                TABLE OF CONTENTS



                                                                                                                      Page
                                                                                                                      ----
PART I..................................................................................................................3

ITEM 1. BUSINESS........................................................................................................3
   General..............................................................................................................3
   History..............................................................................................................3
   Investment Policy....................................................................................................3
   The Partnership......................................................................................................5
   Competiton...........................................................................................................6
   Qualification as a Real Estate Investment Trust......................................................................6
   Loan Portfolio.......................................................................................................6
   Unfunded Commitments.................................................................................................6
   Employees............................................................................................................6
ITEM 2. PROPERTIES......................................................................................................6
ITEM 3. LEGAL PROCEEDINGS...............................................................................................6
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................................6

PART II.................................................................................................................7

ITEM 5. MARKET FOR THE TRUST'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS........................................7
ITEM 6.  SELECTED FINANCIAL DATA........................................................................................8
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS..............................................................................................................9
   General..............................................................................................................9
   Fiscal year 1996 compared to 1995...................................................................................10
   Fiscal year 1995 compared to 1994...................................................................................10
   Liquidity and Capital Resources.....................................................................................10
ITEM 8. FINANCIAL STATEMENTS...........................................................................................12
ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................................................22

PART III...............................................................................................................23

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS...............................................................................23
ITEM 11. EXECUTIVE COMPENSATION........................................................................................25
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT...............................................26
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................................27

PART IV................................................................................................................28

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K........................................................28

                                     PART I

ITEM 1. BUSINESS

General

     Angeles Participating Mortgage Trust ("APART") is a California business trust which qualifies as a real estate investment trust or "REIT" for Federal income tax purposes. APART was formed in April 1988. APART's capital structure consists of Shares of Class A Common Stock ("Class A Shares") and Class B Common Stock ("Class B Shares"). The Class A Shares are publicly traded on the American Stock Exchange. As of March 24, 1997, there were 7,550,000 Class A Shares outstanding and 3,775,000 Class B Shares (which can be converted into 77,040 Class A Shares) outstanding and owned by SAHI Partners ("SAHI"), a Delaware general partnership, and SAHI, Inc., a Delaware Corporation. The currently outstanding Class B Shares are entitled to a 1% equity interest and a 33% voting interest in APART. Each of the Class A and Class B Shares are entitled to one vote per share. APART is also the sole general partner and holds a 8.05% interest in the APMT Limited Partnership (the "Partnership"). 4,568,944 of the Partnership's outstanding Operating Partnership Units ("OPU") can be converted into Class A Shares on a one-for-one basis, subject to adjustment, at any time.

History

     APART was originally formed by Angeles Corporation, a California corporation ("Angeles"), for the purpose of making various types of mortgage and other loans to entities affiliated with Angeles. In early 1993, Angeles and its affiliates began experiencing financial difficulties which resulted in a default on their loans held by APART. In November 1993, APART sold all of its loans to an unaffiliated third party and with the proceeds of such sale and cash on hand was able to distribute $37.3 million ($14.50 per share) to the shareholders of APART. In November 1993, APART was notified that SAHI, Inc. had acquired from an affiliate of New Plan Realty Trust, in a privately negotiated transaction, all of the outstanding shares of APART's Class B Shares. These Class B Shares were sold to SAHI in March 1994. From November 1993 through February 1994, SAHI also had accumulated through open market purchases 9.57% of the total outstanding shares of APART's Class A Shares. Subsequently, SAHI made APART a firm offer to obtain control of APART. Through subsequent negotiations between APART and SAHI, it was agreed that APART would sell to SAHI and SAHI, Inc. warrants for the purchase of additional Class A Shares and Class B Shares. On March 15, 1994, SAHI purchased from APART for $100,000 a warrant (the "Class A Warrant") for the right to purchase up to 5,000,000 Class A Shares at a price of $1.00 per share, and SAHI, Inc. purchased for $1,000 a warrant (the "Class B Warrant," and together with the Class A Warrant, the "Warrants") for the right to purchase up to 2,500,000 Class B Shares at a price of $.01 per share. SAHI subsequently assigned the Class A Warrant to Starwood Mezzanine Investors, L.P. ("Starwood Mezzanine"). The Warrants were approved by holders of a majority of the Class A and Class B Shares in September 1996. Starwood Mezzanine and SAHI, Inc. exercised the Warrants on January 22, 1997.

     In connection with the approval of the Warrants and certain other matters, the shareholders of APART also voted in September 1996 to change the investment policy of APART and to approve a proposal for APART to become the sole general partner of the Partnership with Starwood Mezzanine as the initial limited partner.

Investment Policy

        Prior to September 1996, the purpose and investment policy of APART was predominately to make mortgage loans to entities affiliated with Angeles. However, since the liquidation of APART's portfolio in 1993, APART has not pursued its stated investment policy. Instead, APART held most of its assets in trust as a reserve against contingent claims. This trust was terminated on August 12, 1996. In September 1996, the shareholders of APART voted to change the purpose and investment policy of APART and to approve a proposal whereby APART became the sole general partner of the Partnership. APART's restated purpose and investment policy is to primarily (i) originate mortgage loans to, and/or acquire mortgage loans made to, unrelated entities or acquire securities collateralized, in whole or in part, by such mortgage loans, as well as make equity investments in real estate and real estate- related assets, (ii) acquire direct or indirect interests in short term, medium and long-term real estate-related debt securities and mortgage interests under which the borrowers are unaffiliated with APART, (iii) make, hold and dispose of purchase money loans with respect to assets sold by APART, and (iv) acquire positions in non-performing and sub-performing debt for the purpose of either restructuring such debt as a performing debt or obtaining shortly thereafter primary management rights over or equity interests in the underlying assets securing such debt (the investments referred to in (i) through (iv) above being herein collectively referred to as the "Diversified Portfolio"). The Diversified Portfolio may include controlling or non-controlling equity ownership positions in any general category of real estate assets, including, without limitation, office, industrial, mini-storage, retail, and residential improvements and land.

     APART will not make certain types of investments as a result of the restrictions and conflicts described below (collectively, the "Investment Restrictions"), as well as SAHI's analysis of the current investment opportunities available to APART. Specifically, without the amendment, termination or waiver of provisions of certain non-competition agreements between Starwood Capital Group, L.P. and Starwood Lodging Trust, a publicly traded hotel REIT the shares of which are paired and trade with those of Starwood Lodging Corporation, APART and the Partnership are prohibited from: (i) making investments in loans collateralized by hotel assets where it is anticipated that the underlying equity will be acquired by the debt holder within one year from the acquisition of such debt, (ii) acquiring equity interests in hotels (other than acquisitions of warrants, equity participations or similar rights incidental to a debt investment by APART or the Partnership or that are acquired as a result of the exercise of remedies in respect of a loan in which APART or the Partnership has an interest) or (iii) selling or contributing to or acquiring any interests in Starwood Lodging Trust, including debt positions or equity interests obtained by APART or the Partnership under, pursuant to or by reason of the holding of debt positions.

        In addition, during any period in which Starwood Mezzanine has an interest in APART or the Partnership and Trustees that are affiliated with SAHI, SAHI, Inc. or Starwood Mezzanine (the "SAHI Nominees") shall constitute a majority of the Board of Trustees or SAHI, the SAHI Nominees or their respective affiliates (individually or collectively, the "SAHI Group") collectively control a sufficient number of voting securities to elect a majority of the Board of Trustees, without the approval of Starwood Mezzanine (A) neither APART nor the Partnership shall pursue any equity interests as a principal purpose, excluding equity interests which are incidental to, or acquired pursuant to the exercise or remedial rights with respect to, a debt instrument, (B) neither APART nor the Partnership shall invest in real estate related debt interests issued by obligers that are not operating companies or originate or purchase mortgage loans issued by obligers that are not operating companies and (C) neither APART nor the Partnership shall incur indebtedness during any period in which the incurrence of such indebtedness would increase the amount of Unrelated Business Taxable Income ("UBTI") to be incurred by the limited partners of Starwood Mezzanine. Furthermore, during any period in which Starwood Mezzanine shall have an interest in either APART or the Partnership, without the approval of Starwood Mezzanine, neither APART nor the Partnership (a) may enter into any service agreement any member of with the SAHI Group or (b) may acquire (by contribution or purchase) any additional debt or equity securities from the SAHI Group.

     APART currently intends to focus its acquisition efforts on assets which exhibit one or more of the following characteristics:

     -    Assets owned by distressed sellers.

     - Assets priced below or having a deemed value for collateralization purposes that is less than reproduction cost.

     - Equity interests in, and/or debt interests secured by, assets located in markets or submarkets experiencing population or job growth, and which are located near historically stable employment generator bases, such as government, university and medical centers.

     - Subject to the restrictions of Investment Company Act of 1940 (and any other applicable Federal securities laws or the securities law of any state), interests which are publicly traded, including other REIT equities, limited partnership interests and debt interests.

     APART currently intends to acquire assets opportunistically on an all cash basis, through the issuance of additional Class A Shares and with financing from institutional and other lenders or sellers. APART will also be permitted to raise additional capital through registered public offerings as well as private placements of both debt and equity interests. In addition, APART and/or the Partnership may acquire additional assets through contributions from SAHI and its affiliated entities subject to certain restrictions.

     There can be no assurance that APART will be able to acquire interests which meet the investment criteria outlined above. Additionally, in response to changing market conditions and opportunities, the Board of Trustees may revise the investment criteria and the investment policies of APART (within the limits of the Declaration of Trust), from time to time, without a vote of the shareholders. For example, the Board of Trustees may focus APART's acquisitions or investments exclusively on a specific class of assets, and contribute and hold such assets through a partnership structure (such as the Partnership). Currently, APART is not required to operate exclusively through the Partnership and, thus, has no obligation to contribute additional cash to the Partnership other than such cash as is necessary for APART to maintain at least a 1% interest in the total contributed capital from time to time to the Partnership. However, the Board of Trustees has the right to cause APART to contribute up to substantially all of APART's uncontributed assets to the Partnership for additional interests in the Partnership, and, to cause APART to agree to conduct all of its real estate-related investment activities exclusively through the Partnership.

     APART currently intends that additional investments in debt or equity interests in properties may be made by other entities created and controlled by APART, such as the Partnership, to take advantage of the potential benefits of structuring acquisitions through a partnership where APART would act as a general partner and the persons contributing the interests would be limited partners. APART currently intends that assets may be acquired by the Partnership directly, with funds contributed by APART and/or through financing facilities arranged for the Partnership subject to the restrictions set forth above.

The Partnership

     The Partnership is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. APART is the sole general partner and, initially, Starwood Mezzanine is the sole limited partner of the Partnership with 8.05% and 91.95% interests in the Partnership, respectively. As the sole general partner of the Partnership, APART will manage all the business and affairs of the Partnership. Except for the Investment Restrictions, APART will have full and complete power, authority and discretion to take all actions necessary or appropriate to carry out the business of the Partnership. Notwithstanding the foregoing, without the consent of all the limited partners of the Partnership, APART will have no power to do any act in contravention of the Partnership Agreement or possess any Partnership property for other than a Partnership purpose. Because the Investment Restrictions do not extend to the day to day operations of the Partnership and because the investment purposes of APART, the Partnership and Starwood Mezzanine are substantially similar, APART believes these restrictions do not infringe on its ability to unilaterally control all financial affairs of the Partnership as the general partner. APART accounts for its investment in the Partnership on a consolidated basis, in accordance with generally accepted accounting principles. The principal executive offices of the Partnership are located at APART's principal executive offices.

     The term of the Partnership is until December 31, 2096 unless sooner dissolved and terminated in accordance with the Partnership Agreement.

     APART has the authority in its discretion to cause the Partnership to make distributions from time to time to the partners of the Partnership. APART is authorized to cause the Partnership to distribute sufficient amounts to enable APART to pay dividends to its shareholders that will satisfy the REIT requirements and shall be in accordance with the partners' percentage interests in the Partnership. The Partnership will reimburse APART for all expenses of APART incurred in connection with the business of the Partnership. In the event of a dissolution of the Partnership, the assets of the Partnership will be liquidated and (after payment of creditors and establishment of any reserves to provide for contingent liabilities) distributed to holders of OPU in accordance with the positive balances in their capital accounts.

     Pursuant to agreements entered into in connection with formation of the Partnership, Starwood Mezzanine, as a holder of OPU, has certain rights to tender all or a portion of the OPU held by it to APART in exchange for Class A Shares and/or cash, and certain rights to require APART to register under the Securities Act of 1933 any Class A Shares which may be issued upon such exchange.

     The Board of Trustees has the right to cause APART to contribute up to substantially all of APART's theretofore uncontributed assets to the Partnership for additional interests and, following any such contribution, to cause APART to agree to conduct all of its real estate-related investment activities exclusively through the Partnership.

Loan Portfolio

     The Partnership's loan portfolio as of December 31, 1996 consisted of one mortgage loan in the form of mortgage participation certificates which represent 100% of the beneficial ownership interest in a $3,707,000 performing, non-recourse first mortgage loan, secured by the Warwick Hotel and Apartments ("Warwick Hotel")

                                 Original          Carrying       Funding           Payment
Property/Location              Loan Principal       Amount          Date     Term    Rate
-----------------              --------------       ------          ----     ----    ----
Warwick Hotel and Apartments     $8,500,000        $3,707,000     12/1/79   25 yrs   9.0%
Philadelphia, PA

     Warwick Hotel is a 20-story hotel and apartment complex located in Philadelphia, PA. The mortgage has a remaining principal balance of $4.9 million and requires monthly payments of approximately $71,000, representing principal and interest at a rate of 9% per annum. The note was originally issued with a face amount of $8.5 million on December 1, 1979 with the final payment due November 30, 2004. Starwood Mezzanine acquired this note at a discount from face value in February 1995 and has been accounting for it under the effective interest method. This note was contributed from Starwood Mezzanine to the Partnership on September 26, 1996.

Competition

     APART and the Partnership may compete for acquisition opportunities with entities which have substantially greater financial resources than APART and the Partnership. These entities may generally be able to accept more risk than APART and the partnership can prudently manage. Competition may generally reduce the number of suitable investment opportunities and increase the bargaining power of property owners seeking to sell. Further, APART believes that it may face competition for acquisition opportunities from entities organized for purposes substantially similar to the objectives of APART.

Qualification as a Real Estate Investment Trust

     APART presently meets the qualification requirements of a real estate investment trust under Sections 856-58 of the Internal Revenue Code of 1986, as amended (the "Code"). If, as APART contemplates, such qualification continues, APART will not be taxed on its real estate investment trust taxable income, at least 95% of which will be distributed to its shareholders.

Unfunded Commitments

     APART had no unfunded commitments as of December 31, 1996.

Employees

     As of December 31, 1996 APART had no employees.

ITEM 2. PROPERTIES

        None


ITEM 3. LEGAL PROCEEDINGS

     In May, 1993, APART filed a proof of claim in the amount of $75,000 in connection with the bankruptcy proceedings of one of its former borrowers. During 1995, APART received $3,150 as payment towards this claim. During the third quarter of 1996, APART received a second distribution of $9,750 as an additional payment towards this claim. APART is not a party to any other pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5. MARKET FOR APART'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

               APART had approximately 1,860 Class A Shareholders as of March 24, 1997. The Class A Shares are traded on the American Stock Exchange under the symbol APT. All of the Class B Shares are held by SAHI and SAHI, Inc. and there is no established public trading market for these shares.

     The following table sets forth the high and low sales prices of APART's Class A Shares for the quarters ended 1996 and 1995.


Quarter ended:                              High        Low
--------------                              ----        ---
December 31, 1996                         $ 2 1/8     $ 1 3/8
September 30, 1996                        $ 1 7/8     $   7/8
June 30, 1996                             $ 1 1/8     $  9/16
March 31, 1996                            $   5/8     $   1/2


December 31, 1995                         $   5/8     $   1/2
September 30, 1995                        $   5/8     $   1/2
June 30, 1995                             $ 11/16     $   1/2
March 31, 1995                            $   3/4     $  7/16



     On March 24, 1997, the last sale price of the Class A Shares as reported by the American Stock Exchange was $2.50.

     APART has not declared any cash dividends on the Class A or Class B Shares during the past two fiscal years. No assurances can be made as to the declaration of, or if declared, the amount of, future distributions since such distributions are subject to APART's cash flow from operations, earnings, financial condition, capital requirements and such other factors as the Board of Trustees deems relevant. The principal factor in the determination of the amounts of distributions is the requirement of the Internal Revenue Code of 1986, as amended, that a real estate investment trust must distribute at least 95% of its taxable income.

     On January 22, 1997, APART issued 5,000,000 Class A Shares to Starwood Mezzanine upon the exercise of the Class A Warrant at an exercise price of $1.00 per share. On the same date, APART issued 2,500,000 Class B Shares to SAHI Inc. upon exercise of the Class B Warrant at an exercise price of $.01 per share. The Class A Shares and Class B Shares were issued by APART pursuant to an exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof.

     The following persons/entities filed one late Form 3 in connection with the transactions approved at the Annual Shareholder Meeting held on September 26, 1996 (which transactions are described in Part 1 above): Starwood Mezzanine Investors, L.P. (10% Owner), Starwood Mezzanine Holdings, L.P. (10% Owner) Starwood Capital Group I, L.P. (10% Owner), BSS Capital Partners, L.P. (10% Owner), Sternlicht Holdings II, Inc. (10%Owner), Madison F. Grose (Trustee), Jay Sugarman (Trustee, Officer), and Eugene A. Gorab (former Trustee). The following persons/entities filed one late Form 4 in connection with the transactions approved at the Annual Shareholder Meeting held on September 26, 1996 (which transactions are described in Part 1 above): SAHI Partners (10% Owner), SAHI, Inc. (10% Owner), SWL Acquisition Partners, L.P. (10% Owner), SWL Mortgage Investors, Inc. (10% Owner), and Barry S. Sternlicht (10% Owner, Trustee, Officer). Jerome C. Silvey filed one late Form 3 in connection with his appointment, on October 15, 1996, as the Chief Financial Officer of APART.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                   For the years ended December 31,
                                                                           (in thousands)
                                        -----------------------------------------------------------------------------
                                             1996             1995             1994             1993            1992
                                         --------         --------         --------         --------        --------
Revenue (1)                                  $488             $148             $296           $2,185          $5,237
Gain from sale of mortgages (2)                 0                0                0            2,545               0
Costs and expenses (3)                        911              283              626              982           5,783
Minority Interest                            (154)            --               --               --              --
                                         --------         --------         --------         --------        --------

Net income (loss)                           ($577)           ($135)           ($330)          $3,748           ($546)
                                         --------         --------         --------         --------        --------
Net income (loss)
-per Class A Share (4)                     $(0.22)          $(0.05)          $(0.13)           $1.45          $(0.21)
                                         --------         --------         --------         --------        --------
Cash distributions
-per Class A share (5)                       --               --               --             $15.01           $2.00
                                         --------         --------         --------         --------        --------
Total assets                               $5,674           $2,194           $2,372           $2,680         $39,909
                                         --------         --------         --------         --------        --------
Shareholders' equity                       $1,578           $2,155           $2,290           $2,519         $37,410
                                         --------         --------         --------         --------        --------

(1) Revenue, primarily interest income, increased in 1996 compared to 1995 and 1994 due to the interest received in connection to the mortgage certificates of the Warwick Hotel. Revenue declined in 1995 and 1994 as compared to 1993 and prior years due to the sale of APART's investment portfolio in 1993.

(2) During 1993, APART sold its entire investment portfolio consisting of four mortgage loans resulting in proceeds in excess of carrying values and obligations of $2,545,000.

(3) Costs and expenses in 1996 increased to three times the amount of 1995 expenses due to legal and professional fees associated with the preparation of the proxy and other material for APART's 1996 shareholder meeting, the formation of the Partnership, and interest expense of $272,000 relating to certain investment transactions. Costs and expenses in 1992 include a write-down for in-substance foreclosed property of $5,000,000.

(4) The net income (loss) per Class A Share was based upon 2,550,000 weighted average shares outstanding during each of five years ended December 31, 1996, after deduction of the 1% Class B Shares' interest.

(5) Includes a $14.50 per Class A Share distribution paid in December 1993 as a result of selling APART's investment portfolio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     APART's primary source of cash during 1994 through 1996 was from income earned on its investments and cash and cash equivalent investments. APART's primary source of cash in years prior to 1994 was interest or principal payments received on participating mortgages. All of these loans were prepaid or sold in 1993 and certain of, the borrowers filed for protection under Chapter 11 of the federal bankruptcy laws. In connection with these bankruptcy filings, APART established the APART Contingent Claim Trust (the "Contingent Claim Trust"). The Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APART's indemnification agreements for its Trustees. The Contingent Claim Trust represented 95% of the assets of APART as of December 31, 1995.

     The Contingent Claim Trust terminated on August 12, 1996 when its sole trustee determined that there were no pending or threatened claims existing. APART retained no other assets and its shareholder equity approximated the amount of remaining cash.

     During 1994 and 1995, APART's only investment activities were purchases of government obligations. Consequently, its operations during 1994 and 1995 consisted solely of interest income from these obligations and the payment of administrative expenses.

     On March 15, 1994, APART announced that it had entered into an agreement with SAHI and SAHI, Inc. for the sale of the Warrants for the right to purchase five million of APART's Class A Shares at a price of $1 per share and 2,500,000 Class B Shares for a price of $0.01 per share. SAHI and SAHI, Inc. purchased the Warrants for $101,000, which amount was applied against the purchase price for the first Class A and Class B Shares purchased pursuant to the Warrant. On March 28, 1996, the Class A Warrants were assigned to Starwood Mezzanine.

     On September 26, 1996, APART became sole general partner of the Partnership by contributing $400,000 in cash, in exchange for a 8.05% interest in the Partnership evidenced by 400,000 OPU. Starwood Mezzanine became the 91.95% limited partner by contributing to the Partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note valued by APART at approximately $4.6 million at the time of contribution. Starwood Mezzanine's interest in the Partnership is evidenced by 4,568,944 OPU, which are convertible into Class A Shares pursuant to an exchange rights agreement. In addition, Starwood Mezzanine has the right to require APART to register for public sale, any or all of the Class A Shares in the Partnership issued to it upon the exercise of the Class A Warrant or upon exchange of the OPU issued to Starwood Mezzanine. These OPU are convertible into Class A Shares on a one-for-one basis, subject to certain restrictions.

     On January 22, 1997, Starwood Mezzanine exercised its rights under the Class A Warrant to acquire 5,000,000 Class A Shares. In addition, SAHI, Inc. exercised its rights under the Class B Warrant to acquire 2,500,000 Class B Shares. As a result of the exercise of the Warrants, APART's capital increased by $5,025,000, and funds from this capitalization are available to be invested in accordance with the APART business plan.

     Although APART did not pursue its stated investment policy in 1994 and 1995, the investment policy of APART prior to September 26, 1996 was predominantly to make mortgage loans to certain entities affiliated with APART's former advisor. On September 26, 1996, the shareholders approved a Restated Declaration of Trust which significantly changed the investment policy of APART. APART currently intends to focus its acquisition efforts on assets which exhibit one or more of the following characteristics: (a) assets owned by distressed sellers; (b) assets priced below or having a deemed value for collateralization purposes that is less than reproduction cost; (c) equity interest in, and/or debt interests secured by, assets located in markets or submarkets experiencing population or job growth, and which are located near historically stable employment generator bases, such as government, university and medical centers;
(d) interests which are publicly traded, including other REIT equities, limited partnership interests and debt interests.

Fiscal year 1996 compared to 1995

     Total revenues for 1996 increased 230% as a result of leveraged acquisitions of Federal Home Loan Mortgage Corporation pass-through certificates ("Government Securities"), the formation of the Partnership as described above, and the interest generated by the investment of the Partnership. The Government Securities were acquired during 1996 utilizing the $2 million previously held by the Contingent Claim Trust in order to create qualified income for the Trust to maintain its REIT status. In conjunction with investing in the Government Securities, APART incurred significant borrowings and interest expense in order to generate REIT qualified income.

     During the year ended December 31, 1996, APART received approximately $9,750 as a result of a $75,000 claim filed in connection with the bankruptcy of a former borrower relating to additional interest owed to APART on one of its loans during 1993. The $9,750 of income received during 1996 represents a second payment towards this claim.

     APART's general and administrative expense increased 126% during 1996 due primarily to an increase in legal and professional fees. APART incurred these fees due to the preparation of a proxy statement and related material for APART's shareholder meeting, as well as, the formation of the Partnership.

     Total assets increased to $5.6 million in 1996 from $2.2 million in 1995 primarily as a result of the contribution to the Partnership of the Warwick Hotel mortgage participation certificates.

Fiscal year 1995 compared to 1994

     APART's primary source of income during 1995 was income earned on its cash and cash equivalents and investments in Government Securities. Investments in Government Securities were made during 1995 utilizing the $2 million held by the Contingent Claim Trust, in order to create qualified income for APART.

     Interest income from investments decreased significantly from 1994 to 1995 and, correspondingly, interest expense decreased when compared to the same period as a result of the significant borrowings incurred in the fourth quarter of 1994 to generate sufficient REIT qualified income. During 1995 APART did not borrow any funds.

     During the year ended December 31, 1995, APART received interest of $3,150 as a result of the $75,000 claim filed in connection with the bankruptcy of a former borrower.

     APART's general and administrative expense decreased significantly during 1995 due primarily to a decrease in legal costs. During 1994, APART incurred greater legal fees in conjunction with the preparation of a proxy statement and related material for a Trust shareholder meeting.

Liquidity and Capital Resources

     APART's primary source of cash is from interest earned on the mortgage note receivable, investments and cash and cash equivalents. APART's investments and cash of approximately $1.9 million as of December 31, 1996 were held by APART and the Partnership. On December 31, 1995 approximately $2 million of investments and cash were all held by the Contingent Claim Trust for the benefit of APART. Effective August 12, 1996 the Contingent Claim Trust terminated and all assets of the Contingent Claim Trust in the amount of approximately $1.9 million, were returned to APART.

     During 1996 and 1994, in order to maintain APART's REIT status, APART borrowed approximately $18.9 and $28 million, respectively, and invested the proceeds from such borrowings along with other cash in Government Securities. Such Governments Securities were pledged as collateral on the borrowing. APART did not enter into a similar transaction in 1995, although APART did invest in Government Securities in order to maintain its REIT status.

     APART paid no dividends during 1994, 1995, or 1996. The amount and timing of any future cash dividends, if any, is impossible to predict at this time. Shareholder's equity approximates the amount of remaining cash, investments, and other assets. Based upon APART's cash and cash equivalent balance at December 31, 1996, management believes it has sufficient cash to operate as a going concern through the 1997 fiscal year.

     On January 22, 1997, Starwood Mezzanine and SAHI, Inc exercised the Warrants and APART received a gross amount of $5,025,000. This cash is available to be invested in accordance with the APART business plan.

     APART has historically operated as a REIT and maintained its qualification as a REIT under the Code. The Trust intends to operate so as to qualify as a REIT under the Code.

ITEM 8. FINANCIAL STATEMENTS

ANGELES PARTICIPATING MORTGAGE TRUST
Index to Financial Statements

                                                                                          Page
                                                                                          ----

Independent Auditors' Report                                                               13

Financial Statements  --  The  financial  statements  of  APART  required  to be included in Item 8 are listed below:

          Balance Sheets at December 31, 1996 and 1995                                     14

          Statements of Operations for each of the three years in the period ended
                   December 31, 1996                                                       15

          Statements of Changes in Shareholders' Equity for each of the three years
                   in the period ended December 31, 1996                                   16

          Statements of Cash Flows for each of the three years in the period ended
                   December 31, 1996                                                       17

          Notes to Consolidated Financial Statements                                       18

INDEPENDENT AUDITOR'S REPORT


To the Shareholders of Angeles Participating Mortgage Trust:


We have audited the accompanying consolidated balance sheets of Angeles Participating Mortgage Trust ("APART") as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of APART's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of APART as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
New York, NY
March 15, 1997

Angeles Participating Mortgage Trust
Balance Sheets

                                                                                                           December 31,
                                                                                               -------------------------------------

                                                                              Notes               1996                     1995
                                                                              -----           ------------             -------------
ASSETS
Cash and cash equivalents                                                       2             $  1,888,000             $    863,000
Investments  Mortgage note receivable                                           3                      --                 1,196,000
Accrued interest                                                                4                3,707,000                     --
Other receivables                                                                                   56,000                     --
Other assets                                                                    5                    8,000                   10,000
                                                                                                    15,000                  125,000
                                                                                              ------------             ------------
     Total Assets                                                                             $  5,674,000             $  2,194,000
                                                                                              ============             ============
LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
Accounts payable                                                                              $     37,000             $      4,000
Accrued expenses                                                                                   142,000                   35,000
                                                                                              ------------             ------------
     Total liabilities                                                                             179,000                   39,000
                                                                                              ------------             ------------

Minority Interest                                                               4                3,917,000                     --

Shareholders' equity:
Clas A Shares (2,550,000 shares issued and outstanding,
  $1.00 par value, unlimited shares authorized)                                 5                2,550,000                2,550,000
Class B  Shares (1,275,000 shares issued and outstanding,
  $.01 par  value, unlimited shares authorized)                                 5                   13,000                   13,000
Additional paid in capital                                                                      42,329,000               42,329,000
Accumulated undistributed net realized gain from sale of
     mortgages                                                                                   2,545,000                2,545,000
Accumulated distributions in excess of cumulative net
      income other than gain from sale of mortgages                                            (45,859,000)             (45,282,000)
                                                                                              ------------             ------------
      Total shareholders' equity                                                                 1,578,000                2,155,000
                                                                                              ------------             ------------
     Total liabilities and shareholders' equity
                                                                                              $  5,674,000             $  2,194,000
                                                                                              ============             ============


    The accompanying notes are an integral part of the financial statements.

Angeles Participating Mortgage Trust
Statements of Operations

                                                                                 Years ended December 31,
                                                                          --------------------------------------------------------
                                                             Notes            1996                  1995                  1994
                                                             -----        -----------            -----------            -----------

Revenue:
     Interest income from mortgage notes                       4          $   166,000            $      --              $      --
     Interest income from investments                          3              312,000                145,000                   --
     Other income                                                              10,000                  3,000                296,000
                                                                          -----------            -----------            -----------
                  Total revenue                                               488,000                148,000                296,000
                                                                          -----------            -----------            -----------

Costs and expenses:
     Interest expense                                                         272,000                   --                  270,000
     General and administrative                                               639,000                283,000                356,000
                                                                          -----------            -----------            -----------
                  Total costs and expenses                                    911,000                283,000                626,000
                                                                          -----------            -----------            -----------

Net loss before minority interest                                            (423,000)              (135,000)              (330,000)

Minority Interest                                              4             (154,000)                  --                     --
                                                                          -----------            -----------            -----------

Net loss                                                                  $  (577,000)           $  (135,000)           $  (330,000)
                                                                          ===========            ===========            ===========

Net loss per Class A Share                                                $     (0.22)           $     (0.05)           $     (0.13)

Cash distributions per Class A Share                                      $      --              $      --              $      --
                                                                          ===========            ===========            ===========

Weighted average number of Class A
     Shares outstanding                                                     2,550,000              2,550,000              2,550,000
                                                                          ===========            ===========            ===========



    The accompanying notes are an integral part of the financial statements.

Angeles Participating Mortgage Trust
Statements of Changes in Shareholders' Equity


                                                                                                    Accumulated
                                                                                                    Distributions
                                                                                   Additional       in Excess of
                                                  Class A            Class B        Paid-In         Cumulative
                                                  Shares             Shares         Capital         Net Income (1)         Total
                                              ------------      ------------      ------------      ------------            -------
Balance at January 1, 1994                    $  2,550,000      $     13,000      $ 42,228,000      ($42,272,000)       $ 2,519,000
Net loss                                              --                --                --        ($   330,000)      ($   330,000)

Proceeds from sale of warrants
(Note 5)                                              --                --             101,000              --          $   101,000
                                              ------------      ------------      ------------      ------------       ------------

Balance at December 31, 1994                     2,550,000            13,000        42,329,000      ($42,602,000)       $ 2,290,000

Net loss                                              --                --                --        ($   135,000)      ($   135,000)
                                              ------------      ------------      ------------      ------------       ------------

Balance at December 31, 1995                     2,550,000            13,000        42,329,000      ($42,737,000)       $ 2,155,000

Net loss                                              --                --                --        ($   577,000)      ($   577,000)
                                              ------------      ------------      ------------      ------------        ------------

Balance at December 31, 1996                  $  2,550,000      $     13,000      $ 42,329,000      ($43,314,000)       $1,578,000
                                              ============      ============      ============      ============        ============

(1) Balances as of December 31, 1994, 1995 and 1996 include accumulated undistributed net realized gain from sale of mortgages of $2,545,000.



     The accompanying notes are an integral part of the financial statements.

Angeles Participating Mortgage Trust
Statements of Cash Flows



                                                                                             Years ended December 31,
                                                                               ----------------------------------------------------
                                                                                    1996                1995                1994
                                                                               ------------        ------------        ------------
Cash flows from operating activities:
Net loss                                                                       $   (577,000)       $   (135,000)       $   (330,000)
Adjustments to reconcile net loss to cash flows
 from operating activities:
       Minority Interest                                                            154,000                --                 --
       Decrease (increase) in other receivables                                     (54,000)              6,000             (16,000)
       Decrease (increase) in other assets                                          110,000             (12,000)             28,000
       Increase (decrease) in accounts payable and accrued
            expenses                                                                140,000             (43,000)            (79,000)
                                                                               ------------        ------------        ------------

Cash flows used by operating activities                                            (227,000)           (184,000)           (397,000)
                                                                               ------------        ------------        ------------

Cash flows from investing activities:
      Investments in securities                                                 (19,811,000)           (165,000)        (30,914,000)
      Principal collections of investment securities                              1,307,000             340,000                --
      Sale of investment securities                                              19,700,000                --            29,543,000
      Principal collections from mortgage notes                                      56,000                --                  --
                                                                               ------------        ------------        ------------

Cash flows provided (used) by investing activities                                1,252,000             175,000          (1,371,000)
                                                                               ------------        ------------        ------------

Cash flows from financing activities:
     Repayments related to investment security purchases                        (18,886,000)               --           (27,939,000)
     Borrowings related to investment security purchases                         18,886,000                --            27,939,000
     Proceeds from sale of warrants                                                    --                  --               101,000
                                                                               ------------        ------------        ------------

Cash flows provided by financing activities                                            --                  --               101,000
                                                                               ------------        ------------        ------------

Increase (decrease) in cash and cash equivalents                                  1,025,000              (9,000)         (1,667,000)
Cash and cash equivalents at beginning of period                                    863,000             872,000           2,539,000
                                                                               ------------        ------------        ------------

Cash and cash equivalents at end of period                                     $  1,888,000        $    863,000        $    872,000
                                                                               ============        ============        ============

Supplemental disclosure of cash flow information:
      Cash paid during the year for interest                                   $    272,000        $       --          $    270,000
                                                                               ============        ============        ============

Supplemental disclosure of non cash financing activity:
      Contribution of Note Receivable                                          $  3,763,000        $       --          $       --
                                                                               ============        ============        ============


    The accompanying notes are an integral part of the financial statements.

Angeles Participating Mortgage Trust
Notes to Consolidated Financial Statements

Note 1 - Organization

     Angeles Participating Mortgage Trust ("APART") was formed as a REIT under the Internal Revenue Code for the purpose of making and acquiring various types of mortgage and other loans

        The investment policy of APART before the adoption of the Restated Declaration of Trust was predominantly to make mortgage loans to entities affiliated with APART's former advisor. On September 26, 1996, the shareholders approved a Restated Declaration of Trust which significantly changed the investment policy of APART. APART currently intends to focus its acquisition efforts on assets which exhibit one or more of the following characteristics:
(a) assets owned by distressed sellers; (b) assets priced below or having a deemed value for collateralization purposes that is less than reproduction cost;
(c) equity interest in, and/or debt interests secured by, assets located in markets or submarkets experiencing population or job growth, and which are located near historically stable employment generator bases, such as government, university and medical centers; (d) interests which are publicly traded, including other REIT equities, limited partnership interests and debt interests. The investment policy is subject to restrictions which require the approval of certain shareholders as to certain types of investments.

     In November 1993, APART was notified that SAHI, Inc. had acquired all of APART's 1,275,000 outstanding Class B Shares. Subsequent to the acquisition of the Class B Shares, SAHI Partners, ("SAHI") purchased the Class B Shares from SAHI, Inc. and accumulated 244,100 Class A Shares or 9.57% of the total outstanding Class A Shares of APART as of December 1996.

     On September 26, 1996, APART became the sole general partner of the APMT Limited Partnership ("the Partnership")(see Notes 4 and 5). Initially, APART will not be required to operate exclusively through the Partnership and, thus, will not have any obligation to contribute additional cash. However, due to the exercise of the warrants (as discussed in Note 5), the Board of Trustees has the right to cause APART to contribute substantially all of APART's uncontributed assets to the Partnership for additional interests in the Partnership. Following any such exercise APART must agree to conduct all of its real estate-related investment activities exclusively through the Partnership.

Note 2 - Summary of significant accounting policies

     Basis of Accounting - The accompanying consolidated financial statements of APART include the accounts of APART and the Partnership. These financial statements were prepared in accordance with GAAP and, therefore, revenue is recorded as earned and costs and expenses are recorded as incurred. The consolidated statements reflect eliminated intercompany balances. Certain prior years amounts have been reclassified to conform to current year classifications.

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

     Cash and Cash Equivalents - Cash and cash equivalents include cash held in bank or invested in money market funds with original maturity terms of less than 90 days. Of the cash and cash equivalents balance at December 31, 1996, $1,888,000 is held by APART while on December 31, 1995, the entire cash balance of $863,000 was held by the APART Contingent Claim Trust ("Contingent Claim Trust") for the benefit of APART. Such Contingent Claim Trust was established to provide for any contingent claims arising from the operations of APART or any liability under APART's indemnification agreements for its Trustees. The Contingent Claim Trust was terminated on August 12, 1996 based on the determination by its trustee that no contingent claims exist. All assets, including cash and cash equivalents, were returned to APART after the termination of the Contingent Claim Trust.

     The sole beneficiary of the Contingent Claim
Trust was APART and the operations of the Contingent Claim

Trust were under the control of the chief executive officer of APART. The Contingent Claim Trust has been accounted for by APART on the consolidated method of accounting, since its inception in 1993, as it was deemed more appropriate to include the assets and operations of the Contingent Claim Trust with those of APART. As the Contingent Claim Trust is a single asset trust, the differences had it not been accounted for under the consolidated method are minor. The net current assets, the net current liabilities and shareholders' equity would have been identical. The only difference within the balance sheet is the caption of the asset which in consolidation is shown Investments versus a receivable from the Contingent Claim Trust. The only difference in the statement of operations is the caption relating to the interest earned on the investments versus reporting such amount as other income.

     Income taxes - APART has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code for each taxable year of operations. As a qualified REIT, APART is subject to income taxation at corporate rates on its REIT taxable income. However, APART is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of APART to taxation at the shareholder level only. For income tax purposes, APART reports revenue and expenses on the accrual method. No income tax provision has been shown in the accompanying statement of operations since, in the opinion of management, APART qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code.

     Net income (loss) per Class A Share - The net income per Class A Share was based on 2,550,000 weighted average shares outstanding during each of the three years ending December 31, 1996, after deduction of the 1% Class B Shares' interest (see Note 5).

     Fair Market Value - The following disclosure of estimated fair market value was determined by available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimate presented herein is not necessarily indicative of the amounts that could be realized upon disposition of the financial instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     At December 31, 1996, APART believes the mortgage note receivable and related interest received of $3.7 million (carrying value) had a fair value of approximately $4.5 million.

Note 3 - Investments

     APART entered into a series of investments in 1996, 1995, and 1994 to preserve its REIT status. In 1994 APART purchased and subsequently sold $30 million in Federal Home Loan Mortgage Corporation pass-through certificates ("Government Securities") which resulted in interest income, before financing costs, of $226,000 and a $133,000 trading loss which is included with interest expense. APART held two investments in Government Securities in 1995 that had an 8.5% coupon and matured on January 1, 1996 and June 1, 1996. In 1996, APART sold and subsequently purchased $20 million in Government Securities which resulted in interest income, before financing costs, of approximately $251,000 and a $91,000 trading loss which is included with interest expense.

Note 4 - Mortgage Note Receivable

     On September 26, 1996, APART became the sole general partner of the Partnership by contributing $400,000 in cash, in exchange for 400,000 Operating Partnership Units ("OPU")(a 8.05% interest) in the Partnership. Starwood Mezzanine Investors, L.P. ("Starwood Mezzanine") contributed to the Partnership its entire interest in certain mortgage participation certificates valued by APART at approximately $4.6 million as of September 30, 1996, in exchange for 4,568,944 OPU (a 91.95% interest) in the Partnership. These OPU are convertible into registered Class A Shares of APART on a one-for-one basis, subject to certain restrictions.

     APART and the Partnership are considered to be entities under common control and the consolidated operations of APART and the Partnership have been accounted in accordance with generally accepted accounting principles governing such entities. Consequently, the mortgage note contributed by Starwood Mezzanine into the Partnership has been reflected in these financial statements at its predecessor basis of $3.76 million.

     The mortgage participation certificates comprise the first mortgage note on the Warwick Hotel, a 20-story hotel and apartment complex located in Philadelphia, PA. The mortgage has a face value of $4.9 million and requires monthly payments of approximately $71,000, representing principal and interest at a rate of 9% per annum. The note was originally issued with a face amount of $8.5 million on December 1, 1979 with the final payment due November 30, 2004. Starwood Mezzanine acquired this note at a discount from face value in February 1995 and has been accounting for it under the effective interest method.

     Summary financial information for the borrower is as follows:

                                                      For the year
                                                 ended December 31, 1996
                                                 ------------------------

Total Assets                                          $9,763,874
                                                      ==========

Total Liabilities                                      8,726,864

Partners' Capital                                      1,037,010
                                                      ----------

Total liabilities and partners' capital               $9,763,874
                                                      ==========

Revenue                                               $7,824,204

Expenses                                               6,926,447
                                                      ----------

Net Income                                            $  897,757
                                                      ==========

Note 5 - Shareholders' Equity

     The shares of APART are of two classes: Class A Shares (par value $1.00 per share) and Class B Shares (par value $.01 per share). There is no limit on the number of either Class A or Class B Shares which APART is authorized to issue. Class B Shares in an amount equal to one-half of the number of Class A Shares outstanding have been issued by APART. Class A and Class B Shares are each entitled to one vote per share with respect to the election of Trustees and other matters. The Class B Shares are convertible at the option of the Class B Shareholder into Class A Shares on the basis of 49 Class B Shares for one Class A Share; provided that no more than 20% of the original amount of outstanding Class B Shares (on a cumulative basis) is so convertible in any year. All distributions of Net Cash will be distributed 99% to the Class A Shareholders and 1% to the Class B Shareholders.

     On March 15, 1994, APART announced that it had entered into an agreement with SAHI and SAHI, Inc., for the sale of a Warrant for the right to purchase five million shares of APART's Class A Shares at a price of $1 per share and 2,500,000 shares of Class B shares at a price of $.01 per share. SAHI and SAHI, Inc. purchased the Warrant for $101,000, which amount will be applied against the purchase price for the first Class A and Class B Shares purchased pursuant to the Warrant. On March 28, 1996, the Class A Warrants were assigned to Starwood Mezzanine. Upon exercise of the entire Class A and Class B Warrants, SAHI, SAHI, Inc., and Starwood Mezzanine would jointly own 70% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, would control 80% of the voting interest of APART. If these Warrants are exercised in their entirety, APART would increase its capital by $5,025,000, and funds from such capitalization would be utilized to acquire additional investments for APART based upon the defined business plan approved by holders of a majority of the Class A and Class B Shares, as described below.

     On September 26, 1996, APART became sole general partner of the Partnership by contributing $400,000 in cash, in exchange for a 8.05% interest in the Partnership and 400,000 OPU. Starwood Mezzanine became the 91.95% limited partner by contributing to the Partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note valued by APART at approximately $4.6 million as of September 30, 1996. Starwood Mezzanine's interest in the Partnership is evidenced by 4,568,944 OPU, which are convertible into Class A Shares pursuant an exchange rights agreement. In addition, Starwood Mezzanine has the right to require APART to register for public sale, any or all of the Class A Shares in the Partnership issued to it upon the exercise of the Class A Warrant or upon exchange of the OPU issued to Starwood Mezzanine. These OPU are convertible into registered Class A shares of APART on a one-for-one basis, subject to certain restrictions.

     On January 22, 1997, Starwood Mezzanine exercised its rights under the Class A Warrant to acquire 5,000,000 Class A Shares. After its exercise of the Class A Warrant, Starwood Mezzanine beneficially owned 5,000,000 shares of Class A Shares and 4,568,944 OPU. In addition, SAHI, Inc. exercised its rights under the Class B Warrant to acquire 2,500,000 Class B Shares. After its exercise of the Class B Warrant, SAHI Inc. beneficially owned 6,059,471 Shares of Class B Shares and 244,100 shares of Class A Shares. Each share of Class A Shares and Class B Shares is entitled to one vote per share. Upon exercise of the entire Class A and Class B Warrants, SAHI, SAHI, Inc., and Starwood Mezzanine jointly own 70% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, control 80% of the voting interest of APART. APART increased its capital by $5,025,000, and funds from this capitalization will be utilized to acquire additional investments for APART based upon the defined business plan approved by holders of a majority of the Class A and Class B Shares.

Note 6 - Incentive Plan

     On September 26, 1996, the shareholders approved an incentive plan for Trustees and an incentive plan for employees. The Trustee plan provides for the issuance of up to 50,000 stock options and the employee plan provides for the grant of up to 377,500 shares in the form of stock options, share appreciation rights, restricted shares, and deferred shares. On September 26, 1996, 2,000 stock options were granted under the plan as of December 31, 1996. The options are fully vested and have an exercise price of $1.38 per share.

Note 7 - Quarterly Financial Information (Unaudited)

     The following table sets forth the selected quarterly financial data for APART (in thousands except for per share amounts).


                                                            Quarter Ended
                                              -----------------------------------------

1996                                           12/31/96   9/30/96    6/30/96    3/31/96
----                                           --------   -------    -------    -------
Revenue                                          $424        $35        $21         $8
Net loss                                         ($75)     ($246)      ($59)     ($197)
Net loss per Class A share                     ($0.02)    ($0.10)    ($0.02)    ($0.08)
Weighted average Class A Shares outstanding     2,550      2,550      2,550      2,550

1995                                          12/31/95   9/30/95    6/30/95    3/31/95
----                                          --------   -------    -------    -------
Revenue                                           $38        $41        $36        $33
Net loss                                         ($38)       ($8)      ($44)      ($45)
Net loss per Class A share                     ($0.01)     $0.00     ($0.02)    ($0.02)
Weighted average Class A Shares outstanding     2,550      2,550      2,550      2,550





ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS

     The current executive officers and Trustees of APART are listed below, together with their ages and all Trust positions held by them:


  Barry S. Sternlicht        36   Trustee, Chairman, and Chief Executive Officer
  Jay Sugarman               34   Trustee, President
  Ronald J. Consiglio        53   Trustee
  Jack E. McDonald (1)       55   Trustee
  J. D'Arcy Chisholm (1)     64   Trustee
  Madison F. Grose           43   Trustee
  Jonathan Eilian            29   Trustee
  Jerome C. Silvey           39   Chief Financial Officer

(1)  Member of Audit and Compensation Committee


        Mr. Barry S. Sternlicht became a Trustee of APART in March 1994 and was elected Chairman and Chief Executive Officer in September 1996. He is founder and General Manager of Starwood Capital Group, L.L.C. (together with its predecessor entities "Starwood Capital") and has been the President and Chief Executive Officer of Starwood Capital Group, L.L.C. and its predecessor entities since its formation in 1991. Prior to forming Starwood Capital, he was Senior Vice President of JMB Realty Corporation ("JMB"), a real estate investment firm. Mr. Sternlicht serves on the Board of Trustees of Equity Residential Properties Trust. In addition, Mr. Sternlicht is currently the Chief Executive Officer and Chairman of the Board of Trustees of Starwood Lodging Trust, and a director of Starwood Lodging Corporation, Westin Hotels & Resorts and U.S. Franchise Systems. Mr. Sternlicht is on the Board of Governors of NAREIT and is a member of the Urban Land Institute and of the National Multi- Family Housing Council. Mr. Sternlicht is a member of the Board of Directors of the Council for Christian and Jewish Understanding, and is on the Board of Directors of Junior Achievement for Fairfield County, Connecticut. Mr. Sternlicht received a B.A. degree from Brown University, where he was elected to Phi Beta Kappa, and an MBA with distinction and honors from Harvard Business School in 1986.

        Mr. Jay Sugarman became President and Trustee of APART in September 1996. Mr. Sugarman is a Senior Managing Director of Starwood Capital and has been President of Starwood Mezzanine since November 1994. From 1990 through 1993, Mr. Sugarman managed a diversified, privately owned, investment fund. Mr. Sugarman is a director of Westinghouse Communities, Inc., a residential developer in South Florida. Mr. Sugarman received a B.A. degree, summa cum laude, from Princeton University and is a graduate of Harvard Business School, where he was a Baker Scholar.

     Mr. Ronald J. Consiglio has been a Trustee of APART since April 1988 and served as the Chairman, Chief Executive Officer and President of APART from May 1993 to September 1996. In September 1996, Mr. Consiglio was elected as Secretary of APART. From January 1993 through June 1993, Mr. Consiglio served as Executive Vice President and Chief Administrative Officer of Reynolds Kendrick Stratton, Inc., a Los Angeles based securities brokerage firm. From 1990 through 1992, Mr. Consiglio was the Senior Vice President and Chief Financial Officer of Cantor Fitzgerald & Co., Inc. where he was responsible for operations, administration and finance. From 1988 through 1990 he was the Senior Vice President of the investment banking firm of Wedbush Morgan Securities, Inc., and from 1984 through 1988 he was Executive Vice President of a predecessor firm, Morgan, Olmstead, Kennedy & Gardner Incorporated. He is a certified public accountant. Mr. Consiglio is also an executive officer, Trustee and Chairman of Angeles Mortgage Investment Trust ("AMIT") and is a business consultant.

     Mr. Jack E. McDonald has been a Trustee of APART since April 1988 and served as Chief Financial Officer from May 1993 to December 1995. Since December 1995, Mr. McDonald has been chairman of the Audit and Compensation

Committee. He has been Chief Executive Officer of JEM Diversified Management Company, Inc., a Los Angeles-based business consulting firm since 1989. Mr. McDonald is a certified public accountant, certified financial planner and tax and business consultant and received his BS in Accounting from Cal Poly University - Pomona in 1969.

     Mr. J. D'Arcy Chisholm has been a Trustee of APART since September 1989 and is a member of the Audit and Compensation Committee. He has been a consultant to real estate, business and educational entities. From 1980 until September 1989, Mr. Chisholm was associated with the Institute for Pastoral and Social Ministry at the University of Notre Dame, initially as a volunteer, then as an assistant director from 1982 until 1986 and finally as associate director from 1986 until 1989. He holds a BA degree from the University of Notre Dame and is a graduate of the Executive Program at UCLA's Graduate School of Business. Mr. Chisholm also serves as a Trustee of AMIT.

        Mr. Madison F. Grose was elected as a Trustee of APART in September 1996. Mr. Grose is a Managing Director of Starwood Capital and has been its General Counsel since July 1992. Mr. Grose currently is a member of the Board of Trustees of Starwood Lodging Trust. Mr. Grose is a graduate of Stanford University and received his law degree from UCLA in 1978. Prior to joining Starwood, Mr. Grose was one of eight original partners of the Los Angeles based law firm of Messrs. Pircher, Nichols & Meeks and established and managed its office in New York, New York from April 1985 through June 1992.

        Mr. Jonathan D. Eilian became a Trustee of APART in March 1997. Mr. Eilian is a Managing Director of Starwood Capital and has been a senior executive since its formation in 1991. Prior to this, Mr. Eilian worked for JMB and for Drexel Burnham Lambert. He has been a Director of Starwood Lodging Corporation since August 1995. Mr. Eilian attended the University of Pennsylvania and graduated, summs cum laude, with a B.A. in Economics and earned his MBA from the Wharton Graduate School of Business.

     Mr. Jerome C. Silvey was elected as Chief Financial Officer of APART in September 1996. Mr. Silvey has been a Senior Vice President and the Chief Financial Officer of Starwood Capital since August 1993. After 13 years at Price Waterhouse, Mr. Silvey joined Starwood Capital in 1993 and has overall responsibilities for Starwood Capital's administration, MIS, and finance. Mr. Silvey is a graduate of Colgate University and received his Masters of Business Administration from Rutgers Graduate School of Management in 1980. He is a certified public accountant and a director of the Stamford Museum.

Information Regarding the Board of Trustees and Its Committees

        Compensation Committee Interlocks and Insider Participation. The Board of Trustees has delegated a portion of its authority to a two-member Audit and Compensation Committee comprising independent Trustees. This Committee makes recommendations to the Board of Trustees concerning the selection of APART's independent auditors, oversees the financial reporting process, develops and approves plans for the annual duties of APART, reviews fees charged by the independent auditors, reviews the scope and results of the auditors' reports and reviews and monitors the implementation of suggestions made by the independent auditors. The Committee is kept apprised by management of APART's internal control procedures. Additionally, the Committee reviews and monitors non-audit services provided by the independent auditors and oversees, reviews and approves the compensation of Trustees and officers of APART. The Audit and Compensation Committee's responsibilities also include the administration of APART's incentive plans. Messrs. Chisholm and McDonald serve on the Audit and Compensation Committee with Mr. McDonald serving as Chairman. Mr. McDonald was Chief Financial Officer of APART from May 1993 to December 1995.

        Board of Trustees and Committee Meetings. During the fiscal year ending December 31, 1996, APART's Board of Trustees held one regular meeting. There were no meetings of the Committee during 1996.

ITEM 11.       EXECUTIVE COMPENSATION

     Remuneration of Trustees. Each Trustee who is not also an officer of APART, receives a fee of $12,000 per year, which is paid quarterly. Each of the unaffiliated Trustees also receives an additional fee of $1,000 for each meeting of the Board of Trustees which he attends in person, $750 for each meeting of the Board of Trustees which he attends telephonically, and $500 for each Audit Committee meeting which he attends, either personally or telephonically.
Trustees are also reimbursed for any expenses incurred in attending such meetings or incurred as a result of other work performed for APART.

     In addition, all Trustees who are not officers or employees of APART are eligible to participate in APART's 1996 Trustees' Share Incentive Plan (the "Trustees' Plan"). Since Messrs. Grose and Gorab were part of the SAHI Group, they have waived their rights to participate in the Trustees Plan. There are currently two Trustees participating in the Trustee's Plan, Messrs. Chisholm and McDonald. The Trustees' Plan permits the issuance of awards in the form of non-qualified stock options only. Up to 50,000 shares of the Class A Shares are reserved and available upon exercise of the options granted under the Trustees' Plan and options to purchase 2,000 Class A Shares were granted on September 26, 1996 with an exercise price of $1.38 per share.

     Each participant who was an eligible Trustee on September 26, 1996 (the "Effective Date") received an option to purchase 1,000 Class A Shares. Each participant who was not a Trustee on the Effective Date will receive options to purchase Class A Shares, as follows: (i) on the date of joining the Board of Trustees, an option to purchase 1,000 Class A Shares, and (ii) on each anniversary date of joining the Board of Trustees, an option to purchase 1,000 Class A Shares. No participant may be granted options if such grant would cause any one Trustee to possess in the aggregate unexercised options to purchase more than 5,000 Class A Shares. Options granted under the Trustees' Plan will provide for the purchase of Class A Shares at the Fair Market Value on the date the option is granted. Fair Market Value means the closing price per share for each Class A Share on the relevant date, as reported by the American Stock Exchange. Options granted under the Trustees' Plan shall be exercisable at such times and subject to such terms and conditions as set forth in the Trustees' Plan and as provided in an option agreement.

     Executive Officers' Compensation. During the year ended December 31, 1996, Mr. Consiglio received a total of $30,000 for his services as President and Chief Executive Officer of APART, and an additional $12,000 as compensation for serving on the Board of Trustees. Mr. Sternlicht received no compensation for his services as Chief Executive Officer of APART for the period of October 15 to December 31, 1996. Mr. Sternlicht received $9,000 as compensation for serving on the Board of Trustees for the period of January 1 through October 15, 1996 and received no compensation thereafter. For this same time period, Messrs. Sugarman, Grose, Gorab, and Silvey received no compensation for their services as officers and/or members of the Board of Trustees.

                                                SUMMARY COMPENSATION TABLE

                                                            Annual     Trustee
                                                         Compensation    Fees
      Name and Principal Position               Year       Salary
      ---------------------------               ----       ------      --------

Ronald J. Consiglio, Chief Executive Officer    1996       $30,000     $12,000
                                                1995        31,500      12,000
                                                1994        41,850      12,000

Barry S. Sternlicht, Chief Executive Officer    1996           $0      $ 9,000
                                                1995            0       12,000
                                                1994            0        9,750

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 24, 1997 with respect to any Class A Shares owned by Trustees and individual shareholders known to be the beneficial owner of more than 5% of the issued and outstanding voting securities of APART. There are no other Trustees or executive officers of APART who beneficially own either Class A or Class B Shares.

                                                                                      Amount and
                                                                                       Nature of          Percent
                                                                                      Beneficial             of
   Title of Class                       Name of Beneficial Owner                     Ownership (1)         Class
--------------------    --------------------------------------------------------   -----------------     ----------

   Class A Shares       Starwood Mezzanine Investors L.P., Three Pickwick Plaza, Suite     9,568,944 (2)      78.2%
                        250, Greenwich, CT 06830
   Class A Shares       Starwood Mezzanine Holdings, L.P., Three Pickwick Plaza,           9,568,944 (2)      78.2%
                        Suite 250, Greenwich, CT 06830
   Class A Shares       Starwood Capital Group I, L.P., Three Pickwick Plaza, Suite        9,568,944 (2)      78.2%
                        250, Greenwich, CT 06830
   Class A Shares       BSS Capital Partners, L.P., Three Pickwick Plaza, Suite 250,       9,568,944 (2)      78.2%
                        Greenwich, CT 06830
   Class A Shares       Sternlicht Holdings II, Inc., Three Pickwick Plaza, Suite 250,     9,568,944 (2)      78.2%
                        Greenwich, CT 06830
   Class A Shares       J. D'Arcy Chisholm, 340 N. Westlake Blvd., Suite 230,                  1,773           -- (4)
                        Westlake Village, CA 91362
   Class A Shares       Barry Sternlicht, Three Pickwick Plaza, Suite 250, Greenwich,      9,936,706 (3)      81.2%
                        CT 06830
   Class A Shares       Ronald J. Consiglio, 340 N. Westlake Boulevard, Suite 230,             5,500           -- (4)
                        Westlake Village, CA 91362
   Class A Shares       Jack McDonald, 2315 Pier Avenue, Santa Monica, CA 90405                1,000           -- (4)
   Class B Shares       SAHI Partners, Three Pickwick Plaza, Suite 250, Greenwich,         2,046,576 (3)      38.7%
                        CT 06830
   Class B Shares       Barry Sternlicht, Three Pickwick Plaza, Suite 250,                 6,059,471 (3)       100%
                        Greenwich, CT 06830
   Class B Shares       SAHI, Inc., Three Pickwick Plaza, Suite 250, Greenwich, CT         6,059,471 (3)       100%
                        06830
   Class B Shares       SWL Acquisition Partners, L.P., Three Pickwick Plaza,              6,059,471 (3)       100%
                        Greenwich, CT 06830.
   Class B Shares       SWL Mortgage Investors, Inc., Three Pickwick Plaza,                6,059,471 (3)       100%
                        Suite 250, Greenwich, CT 06830
   Class A Shares       All Executive Officers and Trustees as a group (8 persons)         9,944,979 (3)      81.2%
   Class B Shares       All Executive Officers and Trustees as a group (8 persons)         6,059,471 (3)       100%

----------------------------

(1) Except as otherwise indicated and subject to applicable community property laws and similar statutes, the person listed as beneficial owner of shares has sole voting power and dispositive power with respect to the shares.

(2) Represents 5,000,000 Class A Shares currently held by Starwood Mezzanine as a result of the exercise of the Class A Warrant and 4,568,944 OPU which are exchangeable for 4,568,944 Class A Shares pursuant to an exchange rights agreement. Sternlicht Holdings II, Inc. ("Sternlicht Holdings") is the general partner of BSS Capital Partners, L.P. ("BSS"), which is the general partner of Starwood Capital Group I, L.P., which is a general partner of Starwood Mezzanine and the general partner of Starwood Holdings, which is the other general partner of Starwood Mezzanine.

(3) Represents 244,100 Class A Shares currently held by SAHI, 1,275,000 Class B Shares currently held by SAHI which are presently convertible into 26,020 Class A Shares, 2,500,000 Class B Shares held by SAHI, Inc. as a result of the exercise of the Class B Warrant which are presently convertible into 51,020 Class A Shares, 1,512,895 Class B Shares issuable to SAHI, Inc. and 771,576 Class B Shares issuable to SAHI, convertible into 30,875 and 15,746 Class A Shares, respectively. These Class B Shares are issuable in accordance with Article VI of the Restated Declaration of Trust upon the exchange by Starwood Mezzanine of 4,568,944 OPU for a like number of Class A Shares pursuant to an exchange rights agreement. SAHI, Inc. and SWL Acquisition Partners, L.P., a Delaware limited partnership ("SWL Partners"), are the sole general partners of SAHI Partners. SWL Mortgage Investors, Inc., a Delaware corporation ("SWL Mortgage"), is the sole general partner of SWL Partners. Mr. Sternlicht is the sole stockholder of SWL Mortgage and the controlling stockholder of SAHI, Inc. By virtue of such holdings and relationships, Mr. Sternlicht, SAHI, Inc., SWL Partners and SWL Mortgage may be deemed to have an indirect pecuniary interest in the Class A Shares and Class B Shares held by SAHI Partners to the extent of his or its proportionate direct or indirect partnership interest, as the case may be; however, Mr. Sternlicht, SAHI, Inc., and SWL Mortgage have expressly disclaimed such beneficial ownership. Also represents 5,000,000 Class A Shares currently held by Starwood Mezzanine as a result of the exercise of the Class A Warrant and 4,568,944 OPU which are exchangeable for 4,568,944 Class A Shares pursuant to an exchange rights agreement. Mr. Sternlicht is the sole stockholder of Sternlicht Holdings, which is the general partner of BSS, which is the general partner of Starwood Capital Group I, L.P., which is a general partner of Starwood Mezzanine and the general partner of Starwood Holdings, which is the other general partner of Starwood Mezzanine.

(4) Less than 1% of the class (a total of 7,550,000 Class A Shares are issued outstanding). Includes options to purchase 1,000 Class A Shares held by Messrs. Chisholm and McDonald.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 15, 1994, APART entered into an agreement with SAHI and SAHI, Inc. for the sale of the Warrants. SAHI and SAHI, Inc. purchased the Warrants for an aggregate of $101,000 which amount was applied against the purchase price of the Class A and Class B Shares received upon exercise of the Warrants. The Class A Warrant was assigned to Starwood Mezzanine by SAHI in March 1996. Each of Messrs. Sternlicht, Sugarman, Grose and Silvey are affiliated with SAHI, SAHI, Inc. and Starwood Mezzanine. SAHI, SAHI, Inc. and Starwood Mezzanine jointly own 70% of the outstanding Class A Shares and 100% of the outstanding Class B Shares, on an aggregate basis, such shareholders control 80% of the voting interest of APART and, upon conversion of the OPU of the Partnership, would own 87.3% of the voting interest of APART.

     On September 26, 1996, APART became sole general partner of the Partnership by contributing $400,000 in cash, in exchange for an 8.05% interest in the Partnership and 400,000 OPU. Starwood Mezzanine became the 91.95% limited partner by contributing to the Partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note valued by APART at approximately $4.6 million as of September 30, 1996. Starwood Mezzanine's interest in the Partnership evidenced by 4,568,944 OPU, which are convertible into Class A Shares pursuant to an exchange rights agreement with APART. In addition, Starwood Mezzanine has the right to require APART to register for public sale, any or all of the Class A Shares in the Partnership issued to it upon the exercise of the Class A Warrant or upon exchange of the OPU issued to Starwood Mezzanine. These OPU are convertible into registered Class A shares of APART on a one-for-one basis, subject to certain restrictions.

     On January 22, 1997, Starwood Mezzanine exercised its rights under the Class A Warrant to acquire 5,000,000 Class A Shares. After its exercise of the Class A Warrant, Starwood Mezzanine beneficially owned 5,000,000 shares of Class A Shares and 4,568,944 shares of OPU. In addition, SAHI Inc. exercised its rights under the Class B Warrant to acquire 2,500,000 Class B Shares. After its exercise of the Class B Warrant, SAHI Inc. beneficially owned 6,059,471 Shares of Class B Shares and 244,100 shares of Class A Shares. Each share of Class A Shares and Class B Shares is entitled to one vote per share. Upon exercise of the entire Class A and Class B Warrants, SAHI, SAHI, Inc., and Starwood Mezzanine jointly own 70% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, control 80% of the voting interest of APART. APART increased its capital by $5,025,000, and funds from this capitalization will be utilized to acquire additional investments for APART based upon the defined business plan approved by holders of a majority of the Class A and Class B Shares.

                                     PART IV



ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a) Listed below are all financial statements filed as part of this 10-K and herein included.

                                                                                                       Page No.
                                                                                                       --------

                  Balance Sheets at December 31, 1996 and 1995                                            15

                  Statements of Operations for each of the three years in the period ended
                           December 31, 1996                                                              16

                  Statements of Changes in Shareholders' Equity for each of the three years
                           in the period ended December 31, 1996                                          17

                  Statements of Cash Flows for each of the three years in the period ended
                           December 31, 1996                                                              18

                  Notes to Consolidated Financial Statements                                              19


     (b)   A report on Form 8-K was filed during the last quarter of the year
             ending December 31, 1996 as follows:                                                         --

               NONE


     (c)   Listed below are Warwick financial statements filed as exhibits and herein included.


                  Balance Sheets at December 31, 1996 and 1995                                            A-2

                  Statements of Operations for each of the three years in the period ended
                           December 31, 1996                                                              A-3

                  Statements of Changes in Shareholders' Equity for each of the three years
                           in the period ended December 31, 1996                                          A-4

                  Statements of Cash Flows for each of the three years in the period ended
                           December 31, 1996                                                              A-5

                  Notes to Financial Statements                                                           A-7

                  Balance Sheets at December 31, 1995 and 1994                                            B-2

                  Statements of Operations for each of the three years in the period ended
                           December 31, 1995                                                              B-3

                  Statements of Changes in Shareholders' Equity for each of the three years
                           in the period ended December 31, 1995                                          B-4

                  Statements of Cash Flows for each of the three years in the period ended
                           December 31, 1995                                                              B-5

                  Notes to Financial Statements                                                           B-7

     (c)   Exhibits required by Item 601 of Regulation S-K:                                                --
             Refer to Exhibit Index on page 31 of this report.

     (d)   Supplemental schedules required by Regulation S-X are omitted because they                      --
             are not applicable or because the required information is shown in the financial statements.


                      ANGELES PARTICIPATING MORTGAGE TRUST
                                  Exhibit Index

    Exhibit Number            Description of Exhibit

3.1            Restated Declaration of Trust of Angeles  Participating  Mortgage
               Trust. (3)

10.1 Class A Share Purchase Warrant dated March 15, 1994 issued by APART to SAHI Partners. (1)

10.2 Class B Share Purchase Warrant dated March 15, 1994 issued by APART to SAHI Inc. (1)

10.3 Shareholders Agreement dated as of March 15, 1994 by and among APART, SAHI Partners and SAHI Inc. (1)

10.4 Assignment of Class A Share Purchase Warrant dated as of March 15, 1996 by SAHI Partners to Starwood Mezzanine Investors, L.P..
               (2)

10.5 Amendment No. 1 to the Shareholders Agreement dated as of March 15, 1996 by and among SAHI Partners, SAHI, Inc., Starwood
               Mezzanine Investors, L.P. and Angeles Participating Mortgage Trust. (2)

10.6 Agreement of Limited Partnership of APMT Limited Partnership dated September 26, 1996. (2)

10.7 Exchange Rights Agreement dated September 26, 1996 between Angeles Participating Mortgage Trust and Starwood Mezzanine Investors, L.P.. (2)

10.8 Registration Rights Agreement dated September 26, 1996 between Angeles Participating Mortgage Trust and Starwood Mezzanine Investors, L.P.. (2)

10.9 Formation Agreement dated September 26, 1996 between Angeles Participating Mortgage Trust and Starwood Mezzanine Investors, L.P.. (2)

10.10 Assignment and Assumption Agreement dated as of September 26, 1996 between Starwood Mezzanine Investors, L.P. and APMT Limited Partnership. (2)

10.11          Angeles   Participating   Mortgage  Trust  1996  Trustees'  Share
               Incentive Plan. (3)

10.12          Angeles  Participating  Mortgage Trust 1996 Share Incentive Plan.
               (3)


(1) Filed as an exhibit to APART's Form 10-K dated December 31, 1993 and incorporated herein by reference.
(2) Filed as an exhibit to APART's Form 8-K dated September 26, 1996 and incorporated herein by reference.
(3) Filed as an exhibit to APART's Form 10-Q dated September 30, 1996 and incorporated herein by reference.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, APART has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ANGELES PARTICIPATING MORTGAGE TRUST
                                        Registrant

Date   March 29, 1997                   /s/ Barry S. Sternlicht
                                        ---------------------------------------
                                        Barry S. Sternlicht
                                        Chairman of the Board of Trustees

        Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of APART and in the capacities and on the dates indicated.


Date   March 29, 1997                    /s/ Barry S. Sternlicht
                                        ---------------------------------------
                                        Barry S. Sternlicht
                                        Trustee and Chief Executive Officer
                                        (Chief Executive Officer)

Date   March 29, 1997                    /s/ Ronald J. Consiglio
                                        ---------------------------------------
                                        Ronald J. Consiglio
                                        Trustee and Secretary

Date   March 29, 1997                    /s/ Jay Sugarman
                                        ---------------------------------------
                                        Jay Sugarman
                                        Trustee and President

Date    March 29, 1997                   /s/ Jack E. McDonald
                                        ---------------------------------------
                                        Jack E. McDonald
                                        Trustee

Date    March 29, 1997                   /s/ Jerome C. Silvey
                                        ---------------------------------------
                                        Jerome C. Silvey
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

Date    March 29, 1997                   /s/ Madison Grose
                                        ---------------------------------------
                                        Madison Grose
                                        Trustee

Date    March 29, 1997                   /s/ J. D'Arcy Chisholm
                                        ---------------------------------------
                                        J. D'Arcy Chisholm
                                        Trustee

Date    March 29, 1997                  /s/ Jonathan Eilian
                                        ---------------------------------------
                                        Jonathan Eilian
                                        Trustee

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                             FRANKEL-WARWICK LIMITED
                                   PARTNERSHIP

                           DECEMBER 31, 1996 AND 1995

                          Independent Auditors' Report

The Partners
Frankel-Warwick Limited Partnership
Philadelphia, Pennsylvania

        We have audited the accompanying balance sheets of Frankel-Warwick Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, changes in Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frankel-Warwick Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                ASHER & COMPANY, Ltd.


March 10, 1997

                       FRANKEL-WARWICK LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                     ASSETS

                                                                1996         1995
                                                            -----------   -----------
LAND, BUILDING, IMPROVEMENTS AND EQUIPMENT
       Land                                                 $   700,000   $   700,000
       Building and improvements                             14,327,668    14,123,445
       Furniture and fixtures                                 3,537,489     3,453,263
       Equipment                                              1,134,011       995,238
                                                            -----------   -----------
                                                             19,699,168    19,271,946
       Less accumulated depreciation                         11,612,242    10,801,310
                                                            -----------   -----------
                                                              8,086,926     8,470,636
OTHER ASSETS
       Cash and cash equivalents                                293,173       196,238
       Investments                                              523,500          --
       Escrowed cash                                            163,324       154,591
       Due from Affiliate                                        16,242        15,597
       Tenant and guses receivables                             255,491       150,640
       Insurance proceeds receivable                            152,363          --
       Other receivables                                        208,922       175,527
       Prepaid expenses and deposits                             38,363        58,976
       Deferred costs, net of accumulated amortization of
        $65,430 in 1996 and $61,790 in 1995                      25,570        29,210
       Other                                                       --          46,508
                                                            -----------   -----------
                                                              1,676,948       827,287
                                                            -----------   -----------
           Total Assets                                     $ 9,763,874   $ 9,297,923
                                                            ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
     Mortgage notes payable                                 $ 4,834,172   $ 5,235,256
     Accounts payable and accrued expenses                      658,595       581,093
     Due to Affiliates                                           76,484        82,062
     Loans from Affiliates                                    3,000,000     3,114,250
     Tenants' security deposits                                 157,613       146,009
                                                            -----------   -----------
                                                              8,726,864     9,158,670

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                             1,037,010       139,253
                                                            -----------   -----------
           Total Liabilities and Partners' Capital          $ 9,763,874   $ 9,297,923
                                                            ===========   ===========

              The accompanying notes are an integral part of these
                              financial statements.

                       FRANKEL-WARWICK LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                       1996            1995
                                                    -----------     -----------
Revenue
   Rental
     Apartments                                     $ 1,982,982     $ 2,053,514
     Hotel rooms                                      5,326,449       4,407,267
     Commercial                                          66,396          56,717
     Restaurant and caterer                              81,148          32,667
   Ancillary hotel services, net                        220,096         166,010
                                                    -----------     -----------
                                                      7,677,071       6,716,175
   Other
     Telephone, net                                      76,494          87,906
     Interest                                            11,201           1,145
     Miscellaneous                                       59,438          68,200
                                                    -----------     -----------
                                                        147,133         157,251
                                                    -----------     -----------

       Total revenue                                  7,824,204       6,873,426

Operating expenses
   General and administrative                           443,299         355,884
   Payroll and related expenses                       2,180,004       2,270,425
   Advertising, rental and selling                      410,516         449,610
   Depreciation and amortization                        774,308         820,596
   Utilities                                            566,890         582,408
   Repairs and maintenance                              327,551         370,219
   Interest                                             451,888         680,083
   Interest - related parties                           220,440          79,838
   Insurance                                            153,649          84,875
   Real estate taxes                                    340,637         408,962
   Ground rent                                             --            85,938
   Management fees                                      384,478         340,432
   Other                                                672,787         533,337
                                                    -----------     -----------

     Total operating expenses                         6,926,447       7,062,607
                                                    -----------     -----------

Income (loss) before extraordinary item                 897,757        (189,181)

Extraordinary item
   Gain on forgiveness of indebtedness                     --           812,732
                                                    -----------     -----------
       NET INCOME                                   $   897,757     $   623,551
                                                    ===========     ===========


              The accompanying notes are an integral part of these
                             financial statements.

                      FRANKEL-WARWICK LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                    General
                                    Partner                                              Limited Partners
                                   --------                                  -------------------------------------
                                                                             Elizabeth
                                    William      Benjamin       Thomas        F. Klein       Andrew       Alan A.
                                    Frankel       Frankel       Frankel        Trust        Frankel      Steinberg        Total
                                   ---------     ---------     ---------     ---------     ---------     ---------     -----------
Balance, January 1, 1995           $ (21,151)    $ (21,151)    $  (7,051)    $  (7,050)    $  (7,051)    $(420,844)    $  (484,298)

Net income                           184,758       184,758        61,584        61,584        61,584        69,283         623,551
                                   ---------     ---------     ---------     ---------     ---------     ---------     -----------

Balance, December 31, 1995           163,607       163,607        54,533        54,534        54,533      (351,561)        139,253

Net income                           266,005       266,005        88,666        88,666        88,666        99,749         897,757
                                   ---------     ---------     ---------     ---------     ---------     ---------     -----------

Balance, December 31, 1996         $ 429,612     $ 429,612     $ 143,199     $ 143,200     $ 143,199     $(251,812)    $ 1,037,010
                                   =========     =========     =========     =========     =========     =========     ===========

Profit and loss sharing
 percentages                         29.6300%      29.6300%       9.8763%       9.8764%       9.8763%      11.1110%       100.0000%
                                   =========     =========     =========     =========     =========     =========     ===========


              The accompanying notes are an integral part of these
                             financial statements.

                      FRANKEL-WARWICK LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                        1996           1995
                                                     -----------    -----------
OPERATING ACTIVITIES
   Net income                                        $   897,757    $   623,551
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for uncollectible receivables              20,864         18,907
     Depreciation                                        810,932        847,930
     Amortization                                          3,640          3,640
     Gain on forgiveness of indebtedness                    --         (812,732)
     Changes in:
        Escrowed cash                                     (8,733)        (2,380)
        Receivables and due from Affiliate              (312,118)       198,401
        Prepaid expenses and deposits                     20,613        (14,277)
        Other assets                                      46,508        (46,508)
        Accounts payable, accrued expenses and
         due to Affiliates                                71,924       (154,372)
        Tenants' security deposits                        11,604          5,558
                                                     -----------    -----------

   Net cash provided by operating activities           1,562,991        667,718

INVESTING ACTIVITIES
   Purchase of building, improvements and equipment     (427,222)      (413,156)
   Purchases of investments                             (595,447)          --
   Proceeds from maturities of investments                71,947           --
                                                     -----------    -----------

   Net cash utilized by investing activities            (950,722)      (413,156)

FINANCING ACTIVITIES
  Borrowings from (repayments to) Affiliates            (114,250)     2,245,000
  Repayment of mortgage notes payable                   (401,084)    (2,502,965)
                                                     -----------    -----------

  Net cash utilized by financing activities             (515,334)      (257,965)
                                                     -----------    -----------

     INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                    96,935         (3,403)

Cash and cash equivalents, beginning of year             196,238        199,641
                                                     -----------    -----------

Cash and cash equivalents, end of year               $   293,173    $   196,238
                                                     ===========    ===========

                                  -Continued-

                       FRANKEL-WARWICK LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOWS (Continued)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995






SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                         1996           1995
                                                     -----------    -----------
    Cash paid for interest during the year           $   675,336    $   776,493
                                                     ===========    ===========



              The accompanying notes are an integral part of these
                              financial statements.

                       FRANKEL-WARWICK LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business activity

     Frankel-Warwick Limited Partnership (the Partnership) is a Pennsylvania limited partnership which was formed in 1977 to purchase, improve, own and operate the Warwick Hotel in Philadelphia, Pennsylvania.

     The following is a summary of significant accounting policies applied by management in the preparation of the accompanying financial statements.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Building, improvements and equipment

     Building, improvements and equipment are carried at cost. Depreciation is provided by the straight-line method over the following assets' estimated useful lives:

             Building and improvements                             34 years
             Furniture and fixtures                              5-10 years
             Equipment                                           5-10 years

     Cash and cash equivalents

     The Partnership considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Marketable securities

     On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires a change from the lower of cost or market method of accounting for certain investments to a method which measures certain categories of investments at market value. Under this method, certain investments are categorized at acquisition, and subsequently reassessed at each reporting date, according to the
     Partnership's intent and ability to hold to maturity each individual security. There was no effect on Partners' capital or net income in 1996 as a result of adopting SFAS No. 115.

                       FRANKEL-WARWICK LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Concentration of credit risk

     The Partnership maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts. The Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Deferred costs

     Fees and costs incurred in the acquisition of the permanent financing were deferred and are being amortized using the straight-line method over the term of the first mortgage note payable.

     Income taxes

     Frankel-Warwick Limited Partnership is not a taxpaying entity for either Federal or state income tax purposes. Instead, the Partners are liable for individual Federal and state income taxes on their respective shares of the Partnership's taxable income and may include, subject to certain limitations, their respective shares of the Partnership's net operating loss in their individual income tax returns.

     Due to the Partnership's policy of capitalizing certain construction period costs for financial reporting purposes and expensing these items for
     Federal income tax reporting purposes and the use of accelerated and straight-line depreciation methods for Federal income tax reporting purposes, the net book value of the building, improvements and equipment for income tax reporting purposes is approximately $4,000,000 and
     $3,700,000 less than the net book value in the accompanying financial statements at December 31, 1996 and 1995, respectively.

     Partners' allocations

     In accordance with the partnership agreement, the Partners are allocated profits and losses in proportion to their respective ownership interests.


NOTE B - MARKETABLE SECURITIES

     As of December 31, 1996, 100% of marketable securities held by the Partnership are classified as held to maturity and invested in obligations of individual states and their political subdivisions. The securities are stated at amortized cost which approximates fair value. There were no marketable securities held by the Partnership at December 31, 1995.


                       FRANKEL-WARWICK LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE B - MARKETABLE SECURITIES (Continued)

     At December 31, 1996, investments classified as held to maturity mature as follows: $298,884 within one year and $224,616 within one to five years. There were no realized gains or losses.


NOTE C - RESTRUCTURING AND FORGIVENESS OF INDEBTEDNESS

     On December 1, 1995, the Partnership restructured mortgage debt of $2,249,010. Under the terms of the agreement, the Partnership paid $2,200,000 exercising its option under the operating lease to purchase the land for $700,000 (See Note E) and in full settlement of the second mortgage note payable plus accrued interest of $63,722. As a result of the forgiveness of indebtedness, the Partnership recognized income in the amount of $812,732 which is reflected as an extraordinary item in the Statement of Operations.


NOTE D - MORTGAGE NOTES PAYABLE

     The Partnership has a mortgage note payable to a bank which bears interest at 9% and is payable in monthly installments of $71,332, including interest. Under the terms of the mortgage note, the mortgagee has the option to require repayment of the outstanding principal on November 30, 1999. Unless this option is exercised, the mortgage note payable is due in 2004. The outstanding balance of this mortgage note is $4,834,172 and $5,235,256 at December 31, 1996 and 1995, respectively.

     The building, improvements, equipment and furniture and fixtures are pledged as collateral for the mortgage note.

     As part of the debt restructuring on December 1, 1995 (See Note C), the Partnership obtained financing from a related party in the amount of $2,200,000. The note is unsecured and bears interest at 7.2% annually. Interest only is payable monthly and the principal matures on November 30, 1998. Interest expense of $161,040 and $13,640 is included in the Statement of Operations for 1996 and 1995, respectively. In addition, the Balance Sheets include $13,640 of accrued interest as an unsecured advance from related parties at December 31, 1996.








                       FRANKEL-WARWICK LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE D - MORTGAGE NOTES PAYABLE (Continued)

     Approximate aggregate maturities of long-term debt, including related party debt (See Note H), for the five years subsequent to December 31, 1996 are as follows:

           Years Ending December 31,                   Amount
           -------------------------                   ------

               1997                                 $   439,000
               1998                                   2,680,000
               1999                                     524,000
               2000                                     574,000
               2001                                     628,000


NOTE E - OPERATING LEASE

     In 1978, the Partnership sold the land under the building and improvements to the holder of the second mortgage payable and leased it back for a term of 99 years. The lease provides for a minimum annual rental payment of $93,750 plus an additional payment equal to 50% of the cash available for distribution, as defined. The cash available for distribution, as defined, includes a deduction for repayment of capital improvement loans. Rental expense amounted to $85,937 for the year ended December 31, 1995. The operating lease contained an option for the Partnership to purchase the land on or before December 31, 1997 for $700,000 plus the outstanding principal balance on the second mortgage note payable. As part of the debt restructuring on December 1, 1995 (See Note C), the Partnership exercised its option to purchase the land.


NOTE F - RENTALS UNDER OPERATING LEASES

     Minimum  future  rentals  expected  to  be  received  from   noncancellable
     commercial operating leases are approximately as follows:

         Years Ending December 31,                     Amount
         -------------------------                     ------

               1997                                $  184,000
               1998                                   185,000
               1999                                   166,000
               2000                                   131,000
               2001                                   132,000
           Thereafter                                 577,000
                                                   ----------
                                                   $1,375,000
                                                   ==========


                       FRANKEL-WARWICK LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE F - RENTALS UNDER OPERATING LEASES (Continued)

     A lease with a commercial tenant provides for contingent rentals based on an increase in sales revenue over a specific amount as defined in the lease agreement. There was no contingent rental income for 1996 and 1995.

     No tenant accounted for more than 10% of rental revenue in 1996 or 1995.


NOTE G - RETIREMENT PLANS

     In  connection   with  its  collective   bargaining   agreements  with  the
     International Brotherhood of Firemen, Oilers, Powerhouse Operators and Maintenance Mechanics Union and the Hotel Employees and Restaurant Employees Union, the Partnership participates with other companies in defined contribution pension plans. Contributions to the plans are made at rates of $27.73 and $46.40, respectively, per leased union employee per month. The plans cover all employees leased by the Partnership, as defined, who are members of the unions. The pension expense, representing the Partnership's required contributions to the plans, amounted to $17,605 and $19,986 for the years ended December 31, 1996 and 1995, respectively.

     The Company has a profit sharing plan available to all eligible employees, under Section 401(k) of the Internal Revenue Code. The Company will make a matching contribution up to 20% of an employee's contribution which is limited to 15% of the employee's compensation. The Company's contribution was $5,235 and $1,766 for 1996 and 1995, respectively. At the discretion of the Partners, the Company may make additional contributions to the plan. No such additional contributions were made in 1996 or 1995. Employees are fully vested in the Company's contributions upon completion of seven years of service.


NOTE H - RELATED PARTY TRANSACTIONS

     Restaurant operations

     A related party entity leases space in the hotel for its restaurant operations. The Partnership funded the net operating shortfalls of the related entity managing the restaurant and will more than likely continue to fund future operating deficits although no written agreement exists which requires payment of such costs. These costs amounted to $190,000 and $100,000 during 1996 and 1995, respectively.




                       FRANKEL-WARWICK LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE H - RELATED PARTY TRANSACTIONS (Continued)

     Management contract

     The Partnership has entered into a contract with an affiliated company to provide for the operation and general management of the property. The agreement is for an unspecified term and provides for a fee equal to 5% of gross income. Under the terms of the agreement, the managing agent provides all employees necessary for the operation of the property except for the salary and benefits of the manager and is reimbursed by the Partnership for its costs, including related employee benefits. The contract labor and related employee benefits are included in the accom panying financial statements as operating expenses under the appropriate expense classifications. In 1996 and 1995, management fees were approximately $384,000 and $340,000, respectively.

     Advances

     The Partnership has unsecured advances from related parties of $500,000 at December 31, 1996 and 1995 to help fund certain building improvements. These advances are due on demand and bear interest at the prime rate. Interest expense was $36,000 and $40,120 for 1996 and 1995, respectively.

     The Partnership has unsecured advances from an affiliate amounting to $300,000 and $325,000 in principal at December, 31, 1996 and 1995, respectively, and $44,250 of accrued interest at December 31, 1995. These advances are due on demand and accrue interest at the prime rate. Interest expense was $23,400 and $26,077 for 1996 and 1995, respectively.

     Rental income

     The Partnership leases commercial and residential space to individuals who are related to the Partners. Rental income from these leases amounted to $48,000 and $25,725 in 1996 and 1995, respectively.





                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                             FRANKEL-WARWICK LIMITED
                                   PARTNERSHIP

                           DECEMBER 31, 1995 AND 1994

                          Independent Auditors' Report

The Partners
Frankel-Warwick Limited Partnership
Philadelphia, Pennsylvania

         We have audited the accompanying balance sheets of Frankel-Warwick Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, changes in Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsi bility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frankel-Warwick Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                          ASHER & COMPANY, Ltd.


March 20, 1996

                       FRANKEL-WARWICK LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                     ASSETS
                                                                1995          1994
                                                            -----------   ------------
LAND, BUILDING, IMPROVEMENTS AND EQUIPMENT
   Land                                                     $   700,000
   Building and improvements                                 14,123,445   $ 13,804,896
   Furniture and fixtures                                     3,453,263      3,432,972
   Equipment                                                    995,238        920,922
                                                            -----------   ------------
                                                             19,271,946     18,158,790
   Less accumulated depreciation                             10,801,310      9,953,380
                                                            -----------   ------------
                                                              8,470,636      8,205,410

OTHER ASSETS
   Cash and cash equivalents                                    196,238        199,641
   Escrowed cash                                                154,591        152,211
   Due from Affiliate                                            15,597         13,311
   Tenant and guest receivables                                 150,640        253,482
   Other receivables                                            175,527        292,279
   Prepaid expenses and deposits                                 58,976         44,699
   Deferred costs, net of accumulated amortization of
    $61,790 in 1995 and $58,150 in 1994                          29,210         32,850
   Other                                                         46,508           --
                                                            -----------   ------------
                                                                827,287        988,473
                                                            -----------   ------------
      Total Assets                                          $ 9,297,923   $  9,193,883
                                                            ===========   ============

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Mortgage notes payable                                    $ 5,235,256   $  7,850,953
  Accounts payable and accrued expenses                         581,093        803,234
  Due to Affiliates                                              82,062         14,293
  Loans from Affiliates                                       3,114,250        869,250
  Tenants' security deposits                                    146,009        140,451
                                                            -----------   ------------
                                                              9,158,670      9,678,181

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                               139,253       (484,298)
                                                            -----------   ------------

      Total Liabilities and Partners' Capital               $ 9,297,923   $  9,193,883
                                                            ===========   ============


              The accompanying notes are an integral part of these
                             financial statements.

                       FRANKEL-WARWICK LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                         1995           1994
                                                     -----------    -----------
Revenue
    Rental
       Apartments                                    $ 2,053,514    $ 1,973,096
       Hotel rooms                                     4,407,267      4,002,070
       Commercial                                         56,717         54,718
       Restaurant and caterer
          Base                                            32,667         22,500
          Excess                                            --            5,668
    Ancillary hotel services, net                        166,010        218,193
                                                     -----------    -----------
                                                       6,716,175      6,276,245
    Other
       Telephone, net                                     87,906         77,659
       Interest                                            1,145          7,651
       Miscellaneous                                      68,200         56,093
                                                     -----------    -----------
                                                         157,251        141,403
                                                     -----------    -----------
          Total revenue                                6,873,426      6,417,648

Operating expenses
    General and administrative                           355,884        435,113
    Payroll and related expenses                       2,270,425      2,205,572
    Advertising, rental and selling                      449,610        456,590
    Depreciation and amortization                        820,596        761,703
    Utilities                                            582,408        537,414
    Repairs and maintenance                              370,219        412,030
    Interest                                             680,083        728,872
    Interest - related parties                           7-9,838         57,349
    Insurance                                             84,875        137,284
    Real estate taxes                                    408,962        407,876
    Ground rent                                           85,938         93,750
    Management fees                                      340,432        313,047
    Litigation settlement                                   --          290,000
    Other                                                533,337        581,188
                                                     -----------    -----------
       Total operating expenses                        7,062,607      7,417,788
                                                     -----------    -----------

Loss before other income and extraordinary item         (189,181)    (1,000,140)

Other income
   Gain on fire insurance proceeds                          --          280,427
                                                     -----------    -----------
Loss before extraordinary item                          (189,181)      (719,713)

Extraordinary item
   Gain on forgiveness of indebtedness                   812,732           --
                                                     -----------    -----------
          NET INCOME (LOSS)                          $   623,551    $  (719,713)
                                                     ===========    ===========


              The accompanying notes are an integral part of these
                             financial statements.

                      FRANKEL-WARWICK LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                      General
                      Partner                                                Limited Partners
                     --------                               -------------------------------------------------------
                                                             Leonard                Elizabeth
                      William  E. J. Frankel    Benjamin     Frankel     Thomas      F. Klein    Andrew     Alan A.
                      Frankel      Trust        Frankel       Trust      Frankel      Trust      Frankel   Steinberg        Total
                     ---------    -------       --------    --------     -------     -------     -------   ---------       --------
January 1, 1994      $(348,426)   $(348,427)   $(348,427)   $(348,427)                                     $(340,878)   $(1,734,585)

Net loss              (182,150)     (93,297)    (182,150)        --     $(60,716)   $(60,717)   $(60,717)    (79,966)      (719,713)

Capital contributions  635,833       62,500      635,834         --      211,944     211,945     211,944        --        1,970,000


Partner transfers     (126,408)     379,224     (126,408)     348,427   (158,279)   (158,278)   (158,278)       --             --
                     ---------    -------       --------    --------     -------     -------     -------   ---------       --------
December 31, 1994      (21,151)        --        (21,151)        --       (7,051)     (7,050)     (7,051)   (420,844)      (484,298)

Net income             184,758         --        184,758         --       61,584      61,584      61,584      69,283        623,551
                     ---------    -------       --------    --------     -------     -------     -------   ---------       --------

December 31, 1995    $ 163,607    $    --       $163,607    $    --      $54,533     $54,534     $54,533   $(351,561)      $139,253
                     =========    =======       ========    ========     =======     =======     =======   =========       ========

Profit and loss
   sharing
   percentages         29.6300%        --%       29.6300%         --%     9.8763%     9.8764%     9.8763%    11.1110%      100.0000%
                     =========    =======       ========    ========     =======     =======     =======   =========       ========

              The accompanying notes are an integral part of these
                             financial statements.

                      FRANKEL-WARWICK LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                               1995           1994
                                                            -----------    ---------
OPERATING ACTIVITIES
   Net income (loss)                                        $   623,551    $(719,713)
   Adjustments to reconcile net income (loss) to net cash
    provided (utilized) by operating activities:
     Provision for uncollectible receivables                     18,907       61,614
     Depreciation                                               847,930      779,326
     Amortization                                                 3,640        3,640
     Gain on fire insurance proceeds                               --       (280,427)
     Gain on forgiveness of indebtedness                       (812,732)        --
     Changes in:
        Escrowed cash                                            (2,380)     (23,078)
        Receivables and due from Affiliate                      198,401     (243,258)
        Prepaid expenses and deposits                           (14,277)      95,875
        Other assets                                            (46,508)       7,500
        Accounts payable, accrued expenses and
         due to Affiliates                                     (154,372)      34,150
        Tenants' security deposits                                5,558       16,285
                                                            -----------    ---------

   Net cash provided (utilized) by operating activities         667,718     (268,086)

INVESTING ACTIVITIES
   Purchase of building, improvements and equipment            (413,156)    (993,763)
   Insurance proceeds received, net                                --        732,972
                                                            -----------    ---------

   Net cash utilized by investing activities                   (413,156)    (260,791)

FINANCING ACTIVITIES
  Capital contributions                                            --        250,000
  Borrowings from Affiliates                                  2,245,000      670,000
  Repayment of mortgage notes payable                        (2,502,965)    (335,239)
                                                            -----------    ---------

  Net cash provided (utilized) by financing activities         (257,965)     584,761
                                                            -----------    ---------

     INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                          (3,403)      55,884

Cash and cash equivalents, beginning of year                    199,641      143,757
                                                            -----------    ---------

Cash and cash equivalents, end of year                      $   196,238    $ 199,641
                                                            ===========    =========

                                   -Continued-

                     FRANKEL-WARWICK LIMITED PARTNERSHIP
                     STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 1995 AND 1994



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                             1995         1994
                                                          -----------  ---------

  Cash paid for interest during the year                  $   776,493  $ 749,900
                                                          ===========  =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

     During the year ended December 31, 1994, loans from affiliates  aggregating
     $1,720,000   were   converted  to  equity  and  are  reflected  as  capital
     contributions in the Statement of Changes in Partners' Deficit.

     During the year ended December 31, 1994, the Partnership received net insurance proceeds in the amount of $732,972 of which $300,605 is reflected as a reduction in the basis of building, improvements and equipment. Proceeds of $280,427 are reflected as a gain on fire insurance proceeds, and proceeds of $151,940 are reflected as a liability for anticipated future costs. The previously deferred proceeds of $151,940 are reflected as a reduction in the basis of building improvements and equipment and expenses in 1995.



              The accompanying notes are an integral part of these
                             financial statements.

                                   -Continued-

                       FRANKEL-WARWICK LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies applied by management in the preparation of the accompanying financial statements.

     Business activity

     Frankel-Warwick Limited Partnership (the Partnership) is a Pennsylvania limited partnership which was formed in 1977 to purchase, improve, own and operate the Warwick Hotel in Philadelphia, Pennsylvania.

     Building, improvements and equipment

     Building, improvements and equipment are carried at cost. Depreciation is provided by the straight-line method over the following assets' estimated useful lives:

            Building and improvements                             34 years
            Furniture and fixtures                              5-10 years
            Equipment                                           5-10 years

     Cash and cash equivalents

     The Partnership considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Concentration of credit risk

     The Partnership maintains cash accounts in commercial banks. Total cash deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. As of December 31, 1995, the uninsured cash balances are approximately $178,000.

     Deferred costs

     Fees and costs incurred in the acquisition of the permanent financing were deferred and are being amortized using the straight-line method over the term of the first mortgage note payable.



                       FRANKEL-WARWICK LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Income taxes

     Frankel-Warwick Limited Partnership is not a taxpaying entity for either Federal or state income tax purposes. Instead, the Partners are liable for individual Federal and state income taxes on their respective shares of the Partnership's taxable income and may include, subject to certain limitations, their respective shares of the Partnership's net operating loss in their individual income tax returns.

     Due to the Partnership's policy of capitalizing certain construction period costs for financial reporting purposes and expensing these items for
     Federal income tax reporting purposes and the use of accelerated and straight-line depreciation methods for Federal income tax reporting purposes, the net book value of the building, improvements and equipment for income tax reporting purposes is approximately $3,700,000 and
     $4,100,000 less than the net book value in the accompanying financial statements at December 31, 1995 and 1994, respectively.

     Partners' allocations

     In accordance with the partnership agreement, the Partners are allocated profits and losses in proportion to their respective ownership interests.


NOTE B - RESTRUCTURING AND FORGIVENESS OF INDEBTEDNESS

     On December 1, 1995, the Partnership restructured mortgage debt of $2,249,010. Under the terms of the agreement, the Partnership paid $2,200,000, exercising its option under the operating lease to purchase the land for $700,000 (See Note D) and in full settlement of the second mortgage note payable plus accrued interest of $63,722. As a result of the forgiveness of indebtedness, the Partnership recognized income in the amount of $812,732 which is reflected as an extraordinary item in the Statement of Operations.



                       FRANKEL-WARWICK LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994



NOTE C - MORTGAGE NOTES PAYABLE

     The Partnership has a mortgage note payable to a bank which bears interest at 9% and is payable in monthly installments of $71,332, including interest. Under the terms of the mortgage note, the mortgagee has the option to require repayment of the outstanding principal on November 30, 1999. Unless this option is exercised, the mortgage note payable is due in 2004. The outstanding balance of this mortgage note is $5,235,256 and $5,601,943 at December 31, 1995 and 1994, respectively.

     The Partnership had a second mortgage note payable at December 31, 1994. The outstanding balance was $2,249,010. As discussed in footnote B, this mortgage was extinguished on December 1, 1995.

     The building, improvements, equipment and furniture and fixtures are pledged as collateral for the mortgage note.

     Approximate aggregate maturities of long-term debt for the five years subsequent to December 31, 1995 are as follows:

                 Years Ending December 31,                    Amount
                 -------------------------                    ------
                     1996                                    $401,000
                     1997                                     439,000
                     1998                                     480,000
                     1999                                     524,000
                     2000                                     574,000


NOTE D - OPERATING LEASE

     In 1978, the Partnership sold the land under the building and improvements to the holder of the second mortgage payable and leased it back for a term of 99 years. The lease provides for a minimum annual rental payment of $93,750 plus an additional payment equal to 50% of the cash available for distribution, as defined. The cash available for distribution, as defined, includes a deduction for repayment of capital improvement loans. Rental expense amounted to $85,937 and $93,750 for the years ended December 31, 1995 and 1994, respectively. The operating lease contained an option for the Partnership to purchase the land on or before December 31, 1997 for $700,000 plus the outstanding principal balance on the second mortgage note payable. As part of the debt restructuring on December 1, 1995 (See Note
     B), the Partnership exercised its option to purchase the land.


                       FRANKEL-WARWICK LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994



NOTE E - RENTALS UNDER OPERATING LEASES

     Minimum  future  rentals  expected  to  be  received  from   noncancellable
     commercial operating leases are approximately as follows:

                   Years Ending December 31,                    Amount
                   -------------------------                    ------
                         1996                                  $171,000
                         1997                                   137,000
                         1998                                   121,000
                         1999                                   107,000
                         2000                                    55,000
                      Thereafter                                130,000

     A lease with a commercial tenant provides for contingent rentals based on an increase in sales revenue over a specific amount as defined in the lease agreement. There was no contingent rental income for 1995. Contingent rental income of $5,668 is included in rental income for the year ended December 31, 1994.

     No tenant accounted for more than 10% of rental revenue in 1995 or 1994.


NOTE F - RETIREMENT PLANS

     In  connection   with  its  collective   bargaining   agreements  with  the
     International Brotherhood of Firemen, Oilers, Powerhouse Operators and Maintenance Mechanics Union and the Hotel Employees and Restaurant Employees Union, the Partnership participates with other companies in defined contribution pension plans. Contributions to the plans are made at rates of $27.73 and $36.00, respectively, per leased union employee per month. The plans cover all employees leased by the Partnership, as defined, who are members of the unions. The pension expense, representing the Partnership's required contributions to the plans, amounted to $19,986 and $17,199 for the years ended December 31, 1995 and 1994, respectively.

     The Company has a profit sharing plan available to all eligible employees, under Section 401(k) of the Internal Revenue Code. The effective date of the Plan was January 1, 1994. The Company will make a matching contribution up to 20% of an employee's contribution which is limited to 15% of the employee's compensation. The Company's contribution was $1,766 and $1,152 for 1995 and 1994, respectively. At the discretion of the Partners, the Company may make additional contributions to the plan. No such additional contributions were made in 1995 or 1994. Employees are fully vested in the Company's contributions upon completion of seven years of service.

                       FRANKEL-WARWICK LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


NOTE G - RELATED PARTY TRANSACTIONS

     A related party entity leases space in the hotel for its restaurant operations. The Partnership funded the net operating shortfalls of the related entity managing the restaurant and will more than likely continue to fund future operating deficits although no written agreement exists which requires payment of such costs. These costs, amounting to $100,000 and $142,225 during 1995 and 1994, respectively, are included in other operating expenses in the Statement of Operations. For the period April 1994 through August 1994, an unrelated entity managed and funded the operating costs of the restaurant.

     The Partnership has entered into a contract with an affiliated company to provide for the operation and general management of the property. The agreement is for an unspecified term and provides for a fee equal to 5% of gross income. Under the terms of the agreement, the managing agent provides all employees necessary for the operation of the property except for the salary and benefits of the manager and is reimbursed by the Partnership for its costs, including related employee benefits. The contract labor and related employee benefits are included in the accompanying financial statements as operating expenses under the appropriate expense classifications. In 1995 and 1994, management fees of $340,000 and
     $313,000, respectively, are included in general and administrative expenses, in the accompanying financial statements.

     As part of the debt restructuring on December 1, 1995 (See Note B), the Partnership obtained financing from a related party in the amount of $2,200,000. The note is unsecured and bears interest at 7.2% annually. Interest only is payable monthly and the principal matures on November 30, 1998. Interest expense of $13,640 is included in the Statement of Operations for 1995.

     The Partnership has unsecured advances from related parties of $500,000 at December 31, 1995 and 1994 to help fund certain building improvements. These advances are due on demand and bear interest at the prime rate. Interest expense of $40,120 and $34,757 is included in the Statement of Operations for 1995 and 1994, respectively.

     The Partnership has unsecured short-term advances from a related party in the amount of $45,000 to fund operations. The advances are due on demand and are non-interest bearing.

     The Partnership has unsecured advances from an affiliate amounting to $325,000 in principal and $44,250 of accrued interest at December 31, 1995 and 1994. These advances are due on demand and accrue interest at the prime rate. Interest expense of $26,077 and $22,592 is included in the Statement of Operations for 1995 and 1994, respectively.

     The Partnership leases commercial and residential space to individuals who are related to the Partners. Rental income from these leases amounted to $25,725 and $46,700 in 1995 and 1994, respectively.


                       FRANKEL-WARWICK LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994



NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Any changes in these assumptions could significantly affect these estimates. Therefore, the estimated fair values of the financial instruments are not necessarily indicative of the amounts the Partnership might realize in actual market transactions.

     The fair value of the Partnership's mortgage note payable is based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities. The fair value of the mortgage note payable approximates carrying value.

     Due to the unique terms, conditions, restrictions, sources and purposes of the advances and loans to and from Affiliates, there may not be comparable marketplace financial instruments. Accordingly, it was not practicable to estimate the fair value of these financial instruments.


NOTE I - OTHER ITEMS

     In 1994 the Partnership agreed to an out-of-court settlement resulting from an alleged wrongful termination suit by a former controller against the Partnership. The settlement resulted in a payment of $290,000 to the former employee.

     In 1994 the Warwick Hotel suffered from a fire and resulting water damage. The gain of $280,427 represents that portion of insurance proceeds in excess of replacement costs of the damaged property.



