Form 10-Q
period 1997-03-31
ANGELES PARTICIPATING MORTGAGE TRUST
filed 1997-05-09
CIK 831972

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR


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

           Title of each class:            Name of Exchange on which registered:
         Class A Shares, $1.00 par                 American Stock Exchange
 value per share, of Angeles Participating
              Mortgage Trust

Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___


     As of May 7, 1997, there were 7,550,000 Class A Shares of Angeles Participating Mortgage Trust Class A, $1.00 par value, outstanding.

                                 Total Pages 13


                      ANGELES PARTICIPATING MORTGAGE TRUST

                                      Index


                                                                            Page
                                                                            ----

Part I.        Financial Information

     Item 1.   Balance Sheets at March 31, 1997 and December 31, 1996         3

               Statements of Operations - For the three months ended
                           March 31, 1997 and 1996                            4

               Statements of Cash Flows - For the three months ended
                           March 31, 1997 and 1996                            5

               Notes to Consolidated Financial Statements                     6

     Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                9

Part II.       Other Information

     Item 6.   Exhibits and Reports on Form 8-K                              11

Angeles Participating Mortgage Trust
Balance Sheets

                                                                                                (Unaudited)
                                                                                                 March 31,              December 31,
                                                                                                   1997                    1996
                                                                                              ------------             ------------
ASSETS
Cash and cash equivalents                                                                     $    877,000             $  1,888,000
Investments                                                                                      5,983,000                    --
Mortgage note receivable                                                                         3,649,000                3,707,000
Accrued interest                                                                                   197,000                   56,000
Other receivables                                                                                    5,000                    8,000
Other assets                                                                                        15,000                   15,000
                                                                                              ------------             ------------
  Total assets                                                                                $ 10,726,000             $  5,674,000
                                                                                              ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable                                                                              $     35,000             $     37,000
Accrued expenses                                                                                   142,000                  142,000
                                                                                              ------------             ------------
  Total liabilities                                                                                177,000                  179,000
                                                                                              ------------             ------------

Minority Interest                                                                                4,053,000                3,917,000
                                                                                              ------------             ------------

Shareholders' equity:
Class A Shares (7,550,000 shares issued and outstanding,
  $1.00 par value, unlimited shares authorized)                                                  7,550,000                2,550,000
Class B Shares (3,775,000 shares issued and outstanding,
  $.01 par value, unlimited shares authorized)                                                      38,000                   13,000
Unrealized loss on "available for sale"  investments                                               (24,000)                    --
Additional paid in capital                                                                      42,228,000               42,329,000
Accumulated undistributed net realized gain from sale of
  mortgages                                                                                      2,545,000                2,545,000
Accumulated distributions in excess of cumulative net
  income other than gain from sale of mortgages                                                (45,841,000)             (45,859,000)
                                                                                              ------------             ------------
  Total shareholders' equity                                                                     6,496,000                1,578,000
                                                                                              ------------             ------------

  Total liabilities and shareholders' equity                                                  $ 10,726,000             $  5,674,000
                                                                                              ============             ============

    The accompanying notes are an integral part of the financial statements.

Angeles Participating Mortgage Trust
Statements of Operations (Unaudited)


                                                         Three months ended
                                                              March 31,
                                                    ----------------------------

                                                         1997            1996
                                                    -----------     -----------
Revenue:
     Interest income from mortgage notes            $   155,000     $      --
     Interest income from investments                    83,000           8,000
     Other income                                         2,000            --
                                                    -----------     -----------
                  Total revenue                         240,000           8,000
                                                    -----------     -----------

Costs and expenses:
     General and administrative                          76,000         205,000
                                                    -----------     -----------
                  Total costs and expenses               76,000         205,000
                                                    -----------     -----------

Net income (loss) before minority interest              164,000        (197,000)

Minority Interest                                      (146,000)           --
                                                    -----------     -----------

Net income (loss)                                   $    18,000     $  (197,000)
                                                    ===========     ===========

Net income (loss) per Class A Share                 $      0.01     $     (0.08)
                                                    ===========     ===========


Cash distributions per Class A Share                $      0.00     $      0.00
                                                    ===========     ===========

Weighted average of shares outstanding                6,328,000       2,550,000
                                                    ===========     ===========

    The accompanying notes are an integral part of the financial statements.

Angeles Participating Mortgage Trust
Statements of Cash Flows (Unaudited)

                                                                                                       Three months ended
                                                                                                            March 31,
                                                                                               ------------------------------------
                                                                                                   1997                     1996
                                                                                               -----------              -----------
Cash flows from operating activities:
Net income (loss)                                                                              $    18,000              $  (198,000)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
    Minority Interest                                                                              146,000                     --
    Decrease (increase) in other receivables                                                      (138,000)                   5,000
    Increase (decrease) in accounts payable and accrued
        expenses                                                                                    (2,000)                 114,000
                                                                                               -----------              -----------
    Cash flows provided (used) by operating activities                                              24,000                  (79,000)
                                                                                               -----------              -----------

Cash flows from investing activities:
    Investments in securities                                                                   (6,019,000)              (1,478,000)
    Principal collections from investment securities                                                 2,000                  209,000
    Sale of investment securities                                                                     --                  1,477,000
    Principal collections from mortgage notes                                                       58,000                     --
                                                                                               -----------              -----------

    Cash flows (used) provided by investing activities                                          (5,959,000)                 208,000
                                                                                               -----------              -----------

Cash flows from financing activities:
    Exercise of warrants                                                                         4,924,000                     --
                                                                                               -----------              -----------

    Cash flows provided by financing activities                                                  4,924,000                     --
                                                                                               -----------              -----------
    (Decrease) increase in cash and cash equivalents                                            (1,011,000)                 129,000

Cash and cash equivalents at beginning of period                                                 1,888,000                  863,000
                                                                                               -----------              -----------
Cash and cash equivalents at end of period                                                     $   877,000              $   992,000
                                                                                               ===========              ===========

    The accompanying notes are an integral part of the financial statements.

Angeles Participating Mortgage Trust
Notes to Consolidated Financial Statements

Note 1 - General

     In the opinion of management, the accompanying unaudited financial statements contain all of the adjustments necessary to present fairly the consolidated financial position of Angeles Participating Mortgage Trust ("APART") and its investee operating partnership, APMT Limited Partnership, a Delaware limited partnership (the "Partnership"), at March 31, 1997 and the results of operations and its cash flows for the three months ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles applied on a consistent basis. All adjustments included are of a normal and recurring nature. Although APART owns less than 50% of the Partnership, the operations and financial position of APART and the Partnership are consolidated under generally accepted accounting principles, because APART controls the Partnership in its capacity as general partner of the Partnership. Furthermore, both APART and the other investor in the Partnership are under common control as further described in Note 4. The accounting policies followed by APART are more fully described in Note 2 to APART's financial statements included as part of its 1996 Annual Report on Form 10-K which is incorporated herein by reference.

     The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Note 2 - Organization

     APART is a California business trust which was formed as a real estate investment trust ("REIT") under applicable provisions of the Internal Revenue Code initially for the purpose of making and acquiring various types of mortgages and other loans, primarily with entities affiliated with APART's former advisor.

     On September 26, 1996, the shareholders of APART approved a Restated Declaration of Trust which, among other things, revised APART's investment policy to allow APART to acquire a diversified portfolio of interests (the "Diversified Portfolio") in real estate or real estate-related assets, including originating or acquiring mortgage loans, acquiring real estate-related debt securities, making purchase money loans with respect to assets sold by APART and acquiring non-performing or under performing debt secured by real estate assets. APART currently intends to focus its acquisition efforts on assets which exhibit one or more of the following characteristics: (a) assets owned by distressed sellers; (b) assets priced below or having a deemed value for collateralization purposes that is less than reproduction cost; (c) equity interests in, and/or debt interests secured by, assets located in markets or submarkets experiencing population or job growth, and which are located near historically stable employment generator bases, such as government, university and medical centers;
(d) interests which are publicly traded, including other REIT equities, limited partnership interests and debt interests. This investment policy is subject to restrictions which require the approval of certain shareholders as to certain types of investments.

     On September 26, 1996, APART became the sole general partner of the Partnership (see Note 4). Initially, APART will not be required to operate exclusively through the Partnership and, thus, will not have any obligation to contribute additional cash. However, due to the exercise of the warrants (as discussed in Note 5), the Board of Trustees has the right to cause APART to contribute substantially all of APART's uncontributed assets to the Partnership for additional interests in the Partnership. Following any such exercise APART must agree to conduct all of its real estate-related investment activities exclusively through the Partnership.

Note 3 - Investments

     As of March 31, 1997, APART holds one investment in U.S. Treasury Notes and four investments in Government National Mortgage Association securities ("GNMA"). The U.S. Treasury Note has a coupon rate of 6.5%, matures on April 30, 1997 and is classified as "held to maturity." The GNMAs each have a coupon rate of 7.5%; three of the GNMAs mature in 2027 and the other GNMA matures in 2026. In accordance with Statement of Financial Accounting Standards No. 115 ("FASB 115") APART has classified all GNMA investments as "available for sale" because they are freely tradeable. As of March 31, 1997, APART recorded a current unrealized loss of $24,000 from its GNMAs which is reflected in the shareholders' equity section of the balance sheet.

Note 4 - The Partnership

     On September 26, 1996, APART became the sole general partner of the Partnership by contributing $400,000 in cash, evidenced by for 400,000 Operating Partnership Units ("OPU")(a 8.05% interest) in the Partnership. Starwood Mezzanine Investors, L.P. ("Starwood Mezzanine") contributed to the Partnership its entire interest in certain mortgage participation certificates valued by APART at approximately $4.6 million as of September 30, 1996, evidenced by 4,568,944 OPU (a 91.95% interest) in the Partnership. These OPU are convertible into registered Class A Shares of APART on a one-for-one basis, subject to certain restrictions.

     APART and the Partnership are considered to be entities under common control and the consolidated operations of APART and the Partnership have been accounted in accordance with generally accepted accounting principles governing such entities. The mortgage note contributed by Starwood Mezzanine into the Partnership was reflected in the financial statements at its predecessor basis of $3.76 million. As of March 31, 1997, the mortgage note had a basis of $3.65 million. Interest payments due in connection with the mortgage were current and the borrower remained in compliance with all terms of the mortgage.

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

     Summary financial information for the borrower for the quarter ended March 31, 1996 is not yet available; however, December 31, 1996 information is as follows:

                                                      For the year
                                                 ended December 31, 1996
                                                 -----------------------

Total Assets                                          $9,763,874
                                                      ==========
Total Liabilities                                     $8,726,864

Partners' Capital                                      1,037,010
                                                      ----------
Total liabilities and partners' capital               $9,763,874
                                                      ==========

Revenue                                               $7,824,204

Expenses                                               6,926,447
                                                      ----------

Net Income                                            $  897,757
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

     In November 1993, APART was notified that SAHI, Inc. had acquired all of APART's 1,275,000 outstanding Class B Shares. Subsequent to the acquisition of the Class B Shares, SAHI Partners ("SAHI") purchased the Class B Shares from SAHI, Inc. and accumulated 244,100 Class A Shares or 9.57% of the total outstanding Class A Shares of APART as of December 31, 1996.

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

     On January 22, 1997, Starwood Mezzanine exercised all of the outstanding Class A Warrants to acquire 5,000,000 Class A Shares at $1 per share, bringing its total beneficial ownership to 5,000,000 Class A Shares and 4,568,944 OPU. In addition, SAHI, Inc. exercised all of the outstanding Class B Warrants to acquire 2,500,000 Class B Shares, bringing its total beneficial ownership to 3,775,000 Class B Shares and 244,100 Class A Shares, with the opportunity to acquire an additional 2,284,471 Class B Shares upon conversion of the OPU to Class A Shares. Each share of Class A Shares and Class B Shares is entitled to one vote per share. Due to the exercise of the entire Class A and Class B Warrants, SAHI, SAHI, Inc., and Starwood Mezzanine ("SAHI Nominees") jointly own 70% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, control 80% of the voting interest of APART.

Note 6 - Incentive Plan

     On September 26, 1996, the shareholders approved an incentive plan for the Trustees (the "Trustee Plan") and an incentive plan for employees (the "Employee Plan"). The Trustee Plan provides for the issuance of up to 50,000 stock options and the Employee Plan provides for the grant of up to 377,500 shares in the form of stock options, share appreciation rights, restricted shares, and deferred shares. As of March 31, 1997, 2,000 stock options were granted under the Trustee Plan. All Trustees affiliated with the SAHI Nominees waived their rights to receive stock options during 1996 and 1997. The options are fully vested and have an exercise price of $1.38 per share. No stock options have been granted under the Employee Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     APART is a California business Trust organized to operate as a REIT. On March 15, 1994, APART announced that it had entered into an agreement with SAHI Partners ("SAHI") and SAHI, Inc. for the sale of the Warrants for the right to purchase five million of APART's Class A Shares at a price of $1 per share and 2,500,000 Class B Shares for a price of $0.01 per share. SAHI and SAHI, Inc. purchased the Warrants for $101,000, which amount was applied against the purchase price for the first Class A and Class B Shares purchased pursuant to the Warrant. On March 28, 1996, the Class A Warrants were assigned to Starwood Mezzanine Investors "(Starwood Mezzanine").

     On September 26, 1996, APART became sole general partner of the APMT Limited Partnership ("the Partnership") by contributing $400,000 in cash, in exchange for a 8.05% interest in the Partnership evidenced by 400,000 OPU. Starwood Mezzanine became the 91.95% limited partner by contributing to the Partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note valued by APART at approximately $4.6 million at the time of contribution. Starwood Mezzanine's interest in the Partnership is evidenced by 4,568,944 OPU, which are convertible into Class A Shares pursuant to an exchange rights agreement. In addition, Starwood Mezzanine has the right to require APART to register for public sale, any or all of the Class A Shares in the Partnership issued to it upon the exercise of the Class A Warrant or upon exchange of the OPU issued to Starwood Mezzanine. These OPU are convertible into Class A Shares on a one-for-one basis, subject to certain restrictions.

     On January 22, 1997, Starwood Mezzanine exercised all of the outstanding Class A Warrants to acquire 5,000,000 Class A Shares. In addition, SAHI, Inc. exercised all of the outstanding Class B Warrants to acquire 2,500,000 Class B Shares. As a result of the exercise of the Warrants, APART's capital increased by $5,025,000, and funds from this capitalization are available to be invested in accordance with the APART business plan.

     Although APART did not pursue its stated investment policy in 1994 and 1995, the investment policy of APART prior to September 26, 1996 was predominantly to make mortgage loans to certain entities affiliated with APART's former advisor. On September 26, 1996, the shareholders approved a Restated Declaration of Trust which significantly changed the investment policy of APART. APART currently intends to focus its acquisition efforts on assets which exhibit one or more of the following characteristics: (a) assets owned by distressed sellers; (b) assets priced below or having a deemed value for collateralization purposes that is less than reproduction cost; (c) equity interests in, and/or debt interests secured by, assets located in markets or submarkets experiencing population or job growth, and which are located near historically stable employment generator bases, such as government, university and medical centers;
(d) interests which are publicly traded, including other REIT equities, limited partnership interests and debt interests.

Liquidity and Capital Resources

     APART's primary source of cash is from interest earned on the mortgage note receivable, investments and cash and cash equivalents. APART's investments and cash and cash equivalents were approximately $6.9 million and $1.9 million as of March 31, 1997 and December 31, 1996, respectively.

     APART has paid no dividends since 1993. The amount and timing of any future cash dividends, if any, is impossible to predict at this time. Shareholders' equity approximates the amount of remaining cash, investments, and other assets. Management believes that there will be sufficient cash available from operations to meet the obligations of APART in future periods and to operate as a going concern through the 1997 fiscal year.

     On January 22, 1997, Starwood Mezzanine and SAHI, Inc exercised the Warrants and APART received a gross amount of $5,025,000. This cash is available to be invested in accordance with the APART business plan. During the first quarter of 1997, these funds were primarily used to purchase Government National Mortgage Association securities ("GNMA") and U.S. Treasury Notes.

     APART has historically operated as a REIT and maintained its qualification as a REIT under the Code. APART intends to continue to operate so as to qualify as a REIT under the Code.

Results of Operations

     During the three months ended March 31, 1997, total revenue increased $232,000 as compared to total revenue for the three months ended March 31, 1996. This increase is a result of the interest generated by the Partnership and the GNMAs.

     The decrease in APART's total costs and expenses during the three months ended March 31, 1997 compared to the three months ended March 31, 1996 is primarily due to the reduction of legal fees resulting from costs incurred in 1996 relating to the preparation of the proxy, combined with the elimination of payroll and office rental costs.

     The minority interest represents Starwood Mezzanines' share of the net income generated by the Partnership.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

            Refer to Exhibit Index on page 12 of this report.

        b.  Reports on Form 8-K

               On January 28, 1997,  APART filed a Form 8-K in  connection  with the exercise of the Class A and Class B Warrants.

Note: All items required under Part II of Form 10-Q which are applicable have been reported herein.

                      ANGELES PARTICIPATING MORTGAGE TRUST
                                  Exhibit Index

                      Exhibit Number Description of Exhibit

3.1  Restated Declaration of Trust of Angeles Participating Mortgage Trust. (1)


(1) Filed as an exhibit to APART's Form 10-Q dated September 30, 1996 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, APART has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      ANGELES PARTICIPATING MORTGAGE TRUST


Date   May 8, 1997                               /s/Barry S. Sternlicht
                                                 ---------------------------
                                                    Barry S. Sternlicht
                                                    Trustee and Chairman
                                                    (Chief Executive Officer)

Date    May 8, 1997                              /s/Jerome C. Silvey
                                                 ---------------------------
                                                    Jerome C. Silvey
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)