Form 10-Q
period 1997-06-30
ANGELES PARTICIPATING MORTGAGE TRUST
filed 1997-08-13
CIK 831972

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to____________________

                           Commission File No. 1-10150

                      ANGELES PARTICIPATING MORTGAGE TRUST
             (Exact name of registrant as specified in its charter)


         California                                           95-6881527
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

   3 Pickwick Plaza, Suite 250                                     06830
          Greenwich, CT                                         (Zip Code)
(Address of principal executive offices)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


     As of August 12, 1997, there were 7,550,000 Class A Shares of Angeles Participating Mortgage Trust Class A, $1.00 par value, outstanding.

                                 Total Pages 13

                      ANGELES PARTICIPATING MORTGAGE TRUST

                                      Index


                                                                                         Page
                                                                                         ----

Part I.   Financial Information

  Item 1. Consolidated Balance Sheets at June 30, 1997 and December 31, 1996               3

          Consolidated Statements of Operations - For the three and six months ended
                June 30, 1997 and 1996                                                     4

          Consolidated Statements of Cash Flows - For the six months ended
                June 30, 1997 and 1996                                                     5

          Notes to Consolidated Financial Statements                                       6

  Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                        9

Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                                                11

Angeles Participating Mortgage Trust
Consolidated Balance Sheets


                                                            (Unaudited)
                                                              June 30,      December 31,
                                                                1997            1996
                                                            ------------    ------------
ASSETS
Cash and cash equivalents                                   $  5,767,000    $  1,888,000
Investments                                                    1,487,000            --
Mortgage note receivable                                       3,587,000       3,707,000
Accrued interest                                                  53,000          56,000
Other receivables                                                  2,000           8,000
Other assets                                                      33,000          15,000
                                                            ------------    ------------

      Total assets                                          $ 10,929,000    $  5,674,000
                                                            ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable                                            $     35,000    $     37,000
Accrued expenses                                                 179,000         142,000
                                                            ------------    ------------
      Total liabilities                                          214,000         179,000
                                                            ------------    ------------

Minority Interest                                              4,195,000       3,917,000
                                                            ------------    ------------

Shareholders' equity:
Class A Shares (7,550,000 shares issued and outstanding,
      $1.00 par value, unlimited shares authorized)            7,550,000       2,550,000
Class B Shares (3,775,000 shares issued and outstanding,
      $.01 par value, unlimited shares authorized)                38,000          13,000
Unrealized loss on "available for sale" investments               (5,000)           --
Additional paid in capital                                    42,228,000      42,329,000
Accumulated undistributed net realized gain from sale of
      mortgages                                                2,545,000       2,545,000
Accumulated distributions in excess of cumulative net
            income other than gain from sale of mortgages    (45,836,000)    (45,859,000)
                                                            ------------    ------------
           Total shareholders' equity                          6,520,000       1,578,000
                                                            ------------    ------------

           Total liabilities and shareholders' equity       $ 10,929,000    $  5,674,000
                                                            ============    ============



    The accompanying notes are an integral part of the financial statements.

Angeles Participating Mortgage Trust
Consolidated Statements of Operations (Unaudited)

                                                                  Three months ended                Six months ended
                                                                        June 30,                      June 30,
                                                               --------------------------    --------------------------
                                                                   1997           1996           1997           1996
                                                               -----------    -----------    -----------    -----------
Revenue:
   Interest income from mortgage notes                         $   152,000    $      --      $   307,000    $      --
   Interest income from investments                                 68,000         21,000        151,000         29,000
   Other income                                                       --             --            2,000              0
                                                               -----------    -----------    -----------    -----------

         Total revenue                                             220,000         21,000        460,000         29,000
                                                               -----------    -----------    -----------    -----------

Costs and expenses:
   General and administrative                                       81,000         80,000        157,000        285,000
                                                               -----------    -----------    -----------    -----------

         Total costs and expenses                                   81,000         80,000        157,000        285,000
                                                               -----------    -----------    -----------    -----------

Net income (loss) before minority interest                         139,000           --          303,000           --

Minority interest                                                 (134,000)          --         (280,000)          --

Net income (loss)                                              $     5,000    $   (59,000)   $    23,000    $  (256,000)
                                                               ===========    ===========    ===========    ===========

Net income (loss) per Class A Share                            $      0.01    $     (0.02)   $      0.01    $     (0.10)
                                                               ===========    ===========    ===========    ===========

Cash distributions per Class A Share                           $      0.00    $      0.00    $      0.00    $      0.00
                                                               ===========    ===========    ===========    ===========

Weighted average of shares outstanding                           7,550,000      2,550,000      6,939,000      2,550,000
                                                               ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

Angeles Participating Mortgage Trust
Consolidated Statements of Cash Flows (Unaudited)

                                                                 Six months ended
                                                                     June 30,
                                                           ---------------------------
                                                                1997           1996
                                                           -----------    -----------
Cash flows from operating activities:
Net income (loss)                                          $    23,000    $  (256,000)
Adjustment to  reconcile net income (loss) to cash flows
     from operating activities
     Minority interest                                         280,000             --
     Decrease in other receivables                               9,000          4,000
     Increase in other assets                                  (18,000)            --
     Increase (decrease) in accounts payable and accrued
         expenses                                               35,000         (6,000)
                                                           -----------    -----------
Cash flows provided (used) by operating activities         $   329,000    $  (258,000)
                                                           -----------    -----------
Cash flows from investing activities
     Investments in securities                              (6,006,000)    (2,466,000)
     Principal collections from investment securities           12,000      1,197,000
     Sale of investment securities                           4,500,000      1,478,000
     Principal collections from mortgage note                  120,000             --
                                                           -----------    -----------
     Cash flows (used) provided by investing activities    $(1,374,000)   $   209,000

Cash flows from financing activities
     Exercise of warrants                                    4,924,000             --
                                                           -----------    -----------

Cash flows provided by financing activities                $  4,924,00    $        --
                                                           -----------    -----------
     Increase (decrease) in cash and cash equivalents        3,879,000        (49,000)

Cash and cash equivalents at beginning of period           $ 1,888,000    $   863,000
                                                           -----------    -----------
Cash and cash equivalents at end of period                 $ 5,767,000    $   814,000
                                                           ===========    ===========


The accompanying notes are an integral part of the financial statements.

Angeles Participating Mortgage Trust
Notes to Consolidated Financial Statements

Note 1 - General

     In the opinion of management, the accompanying unaudited financial statements contain all of the adjustments necessary to present fairly the consolidated financial position of Angeles Participating Mortgage Trust ("APART") and its investee operating partnership, APMT Limited Partnership, a Delaware limited partnership (the "Partnership"), at June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles applied on a consistent basis. All adjustments included are of a normal and recurring nature. Although APART owns less than 50% of the Partnership, the operations and financial position of APART and the Partnership are consolidated under generally accepted accounting principles, because APART controls the Partnership in its capacity as general partner of the Partnership. Furthermore, both APART and the other investor in the Partnership are under common control as further described in
Note 4. The accounting policies followed by APART are more fully described in
Note 2 to APART's financial statements included as part of its 1996 Annual Report on Form 10-K which is incorporated herein by reference.

     The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Note 3 - Investments

     As of June 30, 1997, APART held four investments in Government National Mortgage Association securities ("GNMA"). The GNMAs each have a coupon rate of 7.5%; three of the GNMAs mature in 2027 and the other GNMA matures in 2026. In accordance with Statement of Financial Accounting Standards No. 115 ("FASB 115") APART has classified all GNMA investments as "available for sale" because they are freely tradeable. As of June 30, 1997, APART recorded a current unrealized loss of $5,000 from its GNMAs which is reflected in the shareholders' equity section of the balance sheet in accordance with FASB 115. On April 30, 1997, the $4.5 million U.S Treasury Note purchased with the proceeds of the warrant exercise (described in Note 5) matured, and the funds were invested in Federal Home Loan Mortgage Corporation ("FHLMC") discount notes which are included in cash and cash equivalents.

Note 4 - The Partnership

     On September 26, 1996, APART became the sole general partner of the Partnership by contributing $400,000 in cash, evidenced by 400,000 Operating Partnership Units ("OPU")(a 8.05% interest) in the Partnership. Starwood Mezzanine Investors, L.P. ("Starwood Mezzanine") contributed to the Partnership its entire interest in certain mortgage participation certificates valued by APART at approximately $4.6 million as of September 30, 1996, evidenced by 4,568,944 OPU (a 91.95% interest) in the Partnership. These OPU are convertible into registered Class A Shares of APART on a one-for-one basis, subject to certain restrictions.

     APART and the Partnership are considered to be entities under common control and the consolidated operations of APART and the Partnership have been accounted in accordance with generally accepted accounting principles governing such entities. The mortgage participation certificates contributed by Starwood Mezzanine into the Partnership were reflected in the financial statements at its predecessor basis of $3.76 million. As of June 30, 1997, the mortgage participation certificates had a basis of $3.59 million. Interest payments due in connection with the mortgage were current and the borrower remained in compliance with all terms of the mortgage.

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

     Summary cash basis financial information, modified for depreciation and amortization estimates, for the borrower for the six months ended June 30, 1997 is as follows:

                                                        For the six months
                                                       ended June 30, 1997
                                                     -----------------------

Total Assets                                               $9,574,824
                                                           ==========
Total Liabilities                                          $8,396,564

Partners' Capital                                           1,178,260
                                                           ----------

Total liabilities and partners' capital                    $9,574,824
                                                           ==========

Revenue                                                    $3,996,782

Expenses                                                    3,855,732
                                                           ----------

Net Income                                                 $  141,050
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

     In November 1993, APART was notified that SAHI, Inc. had acquired all of APART's 1,275,000 outstanding Class B Shares. Subsequent to the acquisition of the Class B Shares, SAHI Partners ("SAHI") purchased the Class B Shares from SAHI, Inc. and accumulated 244,100 Class A Shares or 9.57% of the total outstanding Class A Shares of APART as of June 30, 1997.

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

     On January 22, 1997, Starwood Mezzanine exercised all of the outstanding Class A Warrants to acquire 5,000,000 Class A Shares at $1 per share, bringing its total beneficial ownership to 5,000,000 Class A Shares and 4,568,944 OPU. In addition, SAHI, Inc. exercised all of the outstanding Class B Warrants to acquire 2,500,000 Class B Shares, bringing its total beneficial ownership to 3,775,000 Class B Shares and 244,100 Class A Shares, with the opportunity to acquire an additional 2,284,472 Class B Shares upon conversion of the OPU to Class A Shares. Each share of Class A Shares and Class B Shares is entitled to one vote per share. Due to the exercise of the entire Class A and Class B Warrants, SAHI, SAHI, Inc., and Starwood Mezzanine (collectively, the "SAHI Nominees") jointly own 70% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, control 80% of the voting interest of APART.

Note 6 - Incentive Plan

     On September 26, 1996, the shareholders approved an incentive plan for the Trustees (the "Trustee Plan") and an incentive plan for employees (the "Employee Plan"). The Trustee Plan provides for the issuance of up to 50,000 stock options and the Employee Plan provides for the grant of up to 377,500 shares in the form of stock options, share appreciation rights, restricted shares, and deferred shares. As of June 30, 1997, 2,000 stock options were granted under the Trustee Plan. All Trustees affiliated with the SAHI Nominees waived their rights to receive stock options during 1996 and 1997. The options are fully vested and have an exercise price of $1.38 per share. No stock options have been granted under the Employee Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Angeles Participating Mortgage Trust ("APART), is a California business trust organized to operate as a real estate investment trust ("REIT"). On March 15, 1994, APART announced that it had entered into an agreement with SAHI Partners ("SAHI") and SAHI, Inc. for the sale of warrants for the right to purchase five million of APART's Class A Shares at a price of $1 per share (the "Class A Warrant") and a warrant for the right to purchase 2,500,000 Class B Shares for a price of $0.01 per share (the "Class B Warrant" and together with the Class A Warrant, the "Warrants"). SAHI and SAHI, Inc. purchased the Warrants for $101,000, which amount was applied against the purchase price for the first Class A and Class B Shares purchased pursuant to the Warrant. On March 28, 1996, the Class A Warrants were assigned to Starwood Mezzanine Investors ("Starwood Mezzanine").

     On September 26, 1996, APART became sole general partner of the APMT Limited Partnership ("the Partnership") by contributing $400,000 in cash in exchange for a 8.05% interest in the Partnership evidenced by 400,000 Operating Partnership Units ("OPU"). Starwood Mezzanine became the 91.95% limited partner by contributing to the Partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note valued by APART at approximately $4.6 million at the time of contribution. Starwood Mezzanine's interest in the Partnership is evidenced by 4,568,944 OPU, which are convertible into Class A Shares pursuant to an exchange rights agreement. In addition, Starwood Mezzanine has the right to require APART to register for public sale, any or all of the Class A Shares in the Partnership issued to it upon the exercise of the Class A Warrant or upon exchange of the OPU issued to Starwood Mezzanine. These OPU are convertible into Class A Shares on a one-for-one basis, subject to certain restrictions.

     On January 22, 1997, Starwood Mezzanine exercised the Class A Warrant to acquire 5,000,000 Class A Shares. In addition, SAHI, Inc. exercised the Class B Warrant to acquire 2,500,000 Class B Shares. As a result of the exercise of the Warrants, APART's capital increased by $5,025,000, and funds from this capitalization are available to be invested in accordance with the APART business plan.

     Although APART did not pursue its stated investment policy in 1994 and 1995, the investment policy of APART prior to September 26, 1996 was predominantly to make mortgage loans to certain entities affiliated with APART's former advisor. On September 26, 1996, the shareholders approved a Restated Declaration of Trust which significantly changed the investment policy of APART. APART currently intends to focus its acquisition efforts on assets which exhibit one or more of the following characteristics: (a) assets owned by distressed sellers; (b) assets priced below or having a deemed value for collateralization purposes that is less than reproduction cost; (c) equity interests in, and/or debt interests secured by, assets located in markets or submarkets experiencing population or job growth, and which are located near historically stable employment generator bases, such as government, university and medical centers;
(d) interests which are publicly traded, including other REIT equities, limited partnership interests and debt interests. This investment policy is subject to restrictions that require the approval of certain shareholders as to certain types of investments.

Liquidity and Capital Resources

     APART's primary source of cash is from interest earned on the mortgage note receivable, investments and cash and cash equivalents. APART's investments and cash and cash equivalents were approximately $7.3 million and $1.9 million as of June 30, 1997 and December 31, 1996, respectively. Of the June 30, 1997 total, $5.0 million was invested in Federal Home Loan Mortgage Corporation ("FHLMC") discount notes and $1.5 million was invested in Government National Mortgage Association securities ("GNMA"), with the remainder held in money market funds.

     On January 22, 1997, Starwood Mezzanine and SAHI, Inc exercised the Warrants and APART received a gross amount of $5,025,000. This cash is available to be invested in accordance with the APART business plan. During the first quarter of 1997, these funds were primarily used to purchase GNMA and U.S. Treasury Notes. On April 30, 1997, after the maturity of the U.S. Treasury Note, the cash proceeds were used to purchase two FHLMC discount notes.

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

     APART has historically operated as a REIT and maintained its qualification as a REIT under the Internal Revenue Code. APART intends to continue to operate so as to qualify as a REIT under the Internal Revenue Code.

Results of Operations

     During the three and six months ended June 30, 1997, total revenue increased $199,000 and $431,000, respectively, as compared to total revenue for the comparable periods in 1996. This increase is a result of the interest income generated by the mortgage participation certificates contributed into the Partnership in September, 1996 and the investments made with the funds received from the exercise of the warrants in January, 1997.

     The decrease in APART's total costs and expenses during the three and six months ended June 30, 1997 compared to the same period ending 1996 is primarily due to the reduction of legal fees resulting from costs incurred in 1996 relating to the preparation of the 1996 proxy, combined with the elimination of payroll and office rental costs in 1997.

     The minority interest represents Starwood Mezzanines' share of the net income generated by the Partnership.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits

          Refer to Exhibit Index on page 12 of this report.

     b.   Reports on Form 8-K

          None.

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

                                            ANGELES PARTICIPATING MORTGAGE TRUST


Date          August 12, 1997               /s/ Barry S. Sternlicht
                                            ------------------------
                                            Barry S. Sternlicht
                                            Trustee and Chairman
                                            (Chief Executive Officer)

Date           August 12, 1997              /s/ Jerome C. Silvey
                                            ------------------------
                                            Jerome C. Silvey
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)