Form 10-Q
period 1997-09-30
ANGELES PARTICIPATING MORTGAGE TRUST
filed 1997-11-04
CIK 831972

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to_______________


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

                                                         Name of Exchange on
          Title of each class:                             which registered:
        Class A Shares, $1.00 par
value per share, of Angeles Participating               American Stock Exchange
             Mortgage Trust

Securities registered pursuant to Section 12(g) of the Act:     None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


     As of October 31, 1997, there were 7,550,000 Class A Shares of Angeles Participating Mortgage Trust Class A, $1.00 par value, outstanding.


                                 Total Pages 13

                      ANGELES PARTICIPATING MORTGAGE TRUST


                                      Index

                                                                                           Page
                                                                                           ----
Part I.    Financial Information

   Item 1. Consolidated Balance Sheets at September 30, 1997 and December 31, 1996           3

           Consolidated Statements of Operations - For the three and nine months ended
                      September 30, 1997 and 1996                                            4

           Consolidated Statements of Cash Flows - For the nine months ended
                      September 30, 1997 and 1996                                            5

           Notes to Consolidated Financial Statements                                        6

   Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                   9

Part II.   Other Information

   Item 6. Exhibits and Reports on Form 8-K                                                 11

Angeles Participating Mortgage Trust
Consolidated Balance Sheets

                                                                    (Unaudited)
                                                           September 30,    December 31,
                                                               1997             1996
                                                            ----------------------------
ASSETS
Cash and cash equivalents                                   $    842,000   $   1,888,000
Investments                                                    6,666,000            --
Mortgage note receivable                                       3,524,000       3,707,000
Accrued interest                                                  53,000          56,000
Other receivables                                                  2,000           8,000
Other assets                                                      24,000          15,000
                                                            ------------   -------------
      Total assets                                          $ 11,111,000   $   5,674,000
                                                            ============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable                                            $     35,000   $      37,000
Accrued expenses                                                 203,000         142,000
                                                            ------------   -------------
      Total liabilities                                          238,000         179,000
                                                            ------------   -------------

Minority interest                                              4,340,000       3,917,000
                                                            ------------   -------------

Shareholders' equity:
Class A Shares (7,550,000 shares issued and outstanding,
           $1.00 par value, unlimited shares authorized)       7,550,000       2,550,000
Class B Shares (3,775,000 shares issued and outstanding,
           $.01 par value, unlimited shares authorized)           38,000          13,000
Unrealized gain on "available for sale" investments                6,000            --
Additional paid in capital                                    42,228,000      42,329,000
Accumulated undistributed net realized gain from sale of
           mortgages                                           2,545,000       2,545,000
Accumulated distributions in excess of cumulative net
            income other than gain from sale of mortgages    (45,834,000)    (45,859,000)
                                                            ------------    ------------
      Total shareholders' equity                               6,533,000       1,578,000
                                                            ------------    ------------

      Total liabilities and shareholders' equity            $ 11,111,000   $   5,674,000
                                                            ============   =============


    The accompanying notes are an integral part of the financial statements.

Angeles Participating Mortgage Trust
Consolidated Statements of Operations (Unaudited)


                                                              Three months ended                   Nine months ended
                                                                 September 30,                        September 30,
                                                         -------------------------------------------------------------------

                                                            1997              1996              1997                 1996
                                                         -----------       -----------       -----------         -----------
Revenue:
   Interest income from mortgage notes                   $   150,000       $     6,000       $   457,000         $     6,000
   Interest income from investments                           96,000            29,000           247,000              58,000
   Other income                                                 --                --               2,000                --
                                                         -----------       -----------       -----------         -----------
               Total revenue                                 246,000            35,000           706,000              64,000
                                                         -----------       -----------       -----------         -----------
 Costs and expenses:
   General and administrative                                104,000           275,000           261,000             560,000
                                                         -----------       -----------       -----------         -----------
               Total costs and expenses                      104,000           275,000           261,000             560,000
                                                         -----------       -----------       -----------         -----------
Net income (loss) before minority interest                   142,000          (240,000)          445,000            (496,000)
                                                         -----------       -----------       -----------         -----------
Minority interest                                           (140,000)           (6,000)         (420,000)             (6,000)
                                                         -----------       -----------       -----------         -----------
Net income (loss)                                        $     2,000       $  (246,000)      $    25,000         $  (502,000)
                                                         ===========       ===========       ===========         ===========
Net income (loss) per Class A Share                      $      0.01       $     (0.10)      $      0.01         $     (0.19)
                                                         ===========       ===========       ===========         ===========
Cash distributions per Class A Share                     $      0.00       $      0.00       $      0.00         $      0.00
                                                         ===========       ===========       ===========         ===========
Weighted average of shares outstanding                     7,550,000         2,550,000         7,143,000           2,550,000
                                                         ===========       ===========       ===========         ===========




    The accompanying notes are an integral part of the financial statements.

Angeles Participating Mortgage Trust
Consolidated Statements of Cash Flows (Unaudited)

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                  -----------------------------------
                                                                                       1997                  1996
                                                                                  -----------------   ---------------
Cash flows from operating activities:
Net income (loss)                                                                  $     25,000          $   (502,000)
Adjustment to  reconcile net income (loss) to cash flows
   from operating activities
   Minority interest                                                                    420,000                 6,000
   Accrued interest                                                                        --                  (6,000)
   Decrease in other receivables                                                          9,000                 8,000
   Increase in other assets                                                              (9,000)                 --
   Increase in accounts payable and accrued
      expenses                                                                           59,000               128,000
                                                                                   ------------          ------------

Cash flows provided (used) by operating activities                                 $    504,000          $   (366,000)
                                                                                   ------------          ------------

Cash flows from investing activities
   Investments in securities                                                        (16,255,000)                 --
   Principal collections from investment securities                                      32,000             1,196,000
   Sale of investment securities                                                      9,566,000                  --
   Principal collections from mortgage note                                             183,000                  --
                                                                                   ------------          ------------
   Cash flows (used) provided by investing activities                              $ (6,474,000)         $  1,196,000
                                                                                   ------------          ------------
Cash flows from financing activity
   Exercise of warrants                                                               4,924,000                  --
                                                                                   ------------          ------------
Cash flows provided by financing activity                                          $  4,924,000          $       --
                                                                                   ------------          ------------
   Increase (decrease) in cash and cash equivalents                                  (1,046,000)              830,000

Cash and cash equivalents at beginning of period                                   $  1,888,000          $    863,000
                                                                                   ------------          ------------
Cash and cash equivalents at end of period                                         $    842,000          $  1,693,000
                                                                                   ============          ============


    The accompanying notes are an integral part of the financial statements.

Angeles Participating Mortgage Trust
Notes to Consolidated Financial Statements

Note 1 - General

     In the opinion of management, the accompanying unaudited financial statements contain all of the adjustments necessary to present fairly the consolidated financial position of Angeles Participating Mortgage Trust ("APART") and its investee operating partnership, APMT Limited Partnership, a Delaware limited partnership (the "Partnership"), at September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles applied on a consistent basis. All adjustments included are of a normal and recurring nature. Although APART owns less than 50% of the Partnership, the operations and financial position of APART and the Partnership are consolidated under generally accepted accounting principles, because APART controls the Partnership in its capacity as general partner of the Partnership. Furthermore, both APART and the other investor in the Partnership are under common control as further described in Note 4. The accounting policies followed by APART are more fully described in
Note 2 to APART's financial statements included as part of its 1996 Annual Report on Form 10-K which is incorporated herein by reference.

     The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Note 2 - Organization

     APART is a California business trust which was formed as a real estate investment trust ("REIT") under applicable provisions of the Internal Revenue Code of 1986, as amended, initially for the purpose of making and acquiring various types of mortgages and other loans, primarily with entities affiliated with APART's former advisor.

     On September 26, 1996, the shareholders of APART approved a Restated Declaration of Trust which, among other things, revised APART's investment policy to allow APART to acquire a diversified portfolio of interests (the "Diversified Portfolio") in real estate or real estate-related assets, including originating or acquiring mortgage loans, acquiring real estate-related debt securities, making purchase money loans with respect to assets sold by APART and acquiring non-performing or under performing debt secured by real estate assets. APART currently intends to focus its acquisition efforts on assets which exhibit one or more of the following characteristics: (a) assets owned by distressed sellers; (b) assets priced below or having a deemed value for collateralization purposes that is less than reproduction cost; (c) equity interests in, and/or debt interests secured by, assets located in markets or submarkets experiencing population or job growth, and which are located near historically stable employment generator bases, such as government, university and medical centers; and (d) interests which are publicly traded, including other REIT equities, limited partnership interests and debt interests. This investment policy is subject to restrictions which require the approval of certain shareholders as to certain types of investments.

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

Note 3 - Investments

     As of September 30, 1997, APART held four investments in Government National Mortgage Association securities ("GNMA") aggregating $1.5 million. The GNMAs each have a coupon rate of 7.5%; three of the GNMAs mature in 2027 and the other GNMA matures in 2026. In accordance with Statement of Financial Accounting Standards No. 115 ("FASB 115") APART has classified all GNMA investments as "available for sale" because they are freely tradeable. As of September 30, 1997, APART recorded a current unrealized gain of $6,000 from its GNMAs which is reflected in the shareholders' equity section of the balance sheet in accordance with FASB 115. The Federal Home Loan Mortgage Corporation ("FHLMC") discount notes held by APART matured in July 1997 and the $5.1 million of proceeds were reinvested into a FHLMC discount note, a Federal National Mortgage Association ("FNMA") discount note, and a Federal Home Loan Bank Construction discount note. All of these notes mature in 3 months, at which time interest is fully paid. In addition, the Partnership invested approximately $0.1 million in various REITs during the third quarter.

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

     APART and the Partnership are considered to be entities under common control and the consolidated operations of APART and the Partnership have been accounted in accordance with generally accepted accounting principles governing such entities. The mortgage participation certificates contributed by Starwood Mezzanine into the Partnership were reflected in the financial statements at its predecessor basis of $3.76 million. As of September 30, 1997, the mortgage participation certificates had a basis of $3.52 million.

     The mortgage participation certificates comprise the first mortgage note on the Warwick Hotel, a 20-story hotel and apartment complex located in Philadelphia, PA. The mortgage had a face value of $4.9 million at the time of transfer and requires monthly payments of approximately $71,000, representing principal and interest at a rate of 9% per annum. The note was originally issued with a face amount of $8.5 million on December 1, 1979 with the final payment due November 30, 2004. Starwood Mezzanine acquired this note at a discount from face value in February 1995 and has been accounting for it under the effective interest method.

     On October 1, 1997 the Warwick Hotel note was repaid and the $4.6 million were reinvested in government securities that mature in December 1997.

Note 5 - Shareholders' Equity

     The shares of APART are of two classes: Class A Shares (par value $1.00 per share) and Class B Shares (par value $.01 per share). There is no limit on the number of either Class A or Class B Shares which APART is authorized to issue. Class B Shares in an amount equal to one-half of the number of Class A Shares outstanding are required to be issued by APART upon issuance of Class A Shares. Class A and Class B Shares are each entitled to one vote per share with respect to the election of Trustees and other matters. The Class B Shares are convertible at the option of the Class B Shareholder into Class A Shares on the basis of 49 Class B Shares for one Class A Share. All distributions of net cash will be distributed 99% to the Class A Shareholders and 1% to the Class B Shareholders.

     In November 1993, APART was notified that SAHI, Inc. had acquired all of APART's 1,275,000 outstanding Class B Shares. Subsequent to the acquisition of the Class B Shares, SAHI Partners ("SAHI") purchased the Class B Shares from SAHI, Inc. and accumulated 244,100 Class A Shares or 9.57% of the total outstanding Class A Shares of APART as of September 30, 1997.

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

Note 6 - Incentive Plan

     On September 26, 1996, the shareholders approved an incentive plan for the Trustees (the "Trustee Plan") and an incentive plan for employees (the "Employee Plan"). The Trustee Plan provides for the issuance of up to 50,000 stock options and the Employee Plan provides for the grant of up to 377,500 shares in the form of stock options, share appreciation rights, restricted shares, and deferred shares. As of September 30, 1997, 2,000 stock options were granted under the Trustee Plan. All Trustees affiliated with the SAHI Nominees waived their rights to receive stock options during 1996 and 1997. The options are fully vested and have an exercise price of $1.38 per share. No stock options have been granted under the Employee Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Angeles Participating Mortgage Trust ("APART") is a California business trust organized to operate as a real estate investment trust ("REIT"). On March 15, 1994, APART announced that it had entered into an agreement with SAHI Partners ("SAHI") and SAHI, Inc. for the sale of warrants for the right to purchase five million of APART's Class A Shares at a price of $1 per share (the "Class A Warrant") and a warrant for the right to purchase 2,500,000 Class B Shares for a price of $0.01 per share (the "Class B Warrant" and together with the Class A Warrant, the "Warrants"). SAHI and SAHI, Inc. purchased the Warrants for $101,000, which amount was applied against the purchase price for the Class A and Class B Shares purchased pursuant to the Warrants. On March 28, 1996, the Class A Warrants were assigned to Starwood Mezzanine Investors ("Starwood Mezzanine").

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

Liquidity and Capital Resources

     APART's primary source of cash from operations is from interest earned on the mortgage note receivable, investments and cash and cash equivalents. In addition, on January 22, 1997, Starwood Mezzanine and SAHI, Inc exercised the Warrants and APART received a gross amount of $5,025,000. This cash is available to be invested in accordance with the APART business plan. APART's investments and cash and cash equivalents were approximately $7.5 million and $1.9 million as of September 30, 1997 and December 31, 1996, respectively. Of the September 30, 1997 total, $1.0 million was invested in a Federal National Mortgage Association ("FNMA") discount note, $4.1 million was invested in Federal Home Loan Mortgage Corporation ("FHLMC") discount notes and $1.5 million was invested in Government National Mortgage Association securities ("GNMA"), with the remainder held in various REIT shares and money market funds.

     On October 1, 1997 the Warwick Hotel note was repaid and the $4.6 million of proceeds were invested in government securities that mature in December 1997.

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

     APART has historically operated as a REIT and maintained its qualification as a REIT under the Internal Revenue Code. APART currently intends to continue to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended.

Results of Operations

     During the three and nine months ended September 30, 1997, total revenue increased $211,000 and $642,000 respectively, as compared to total revenue for the comparable periods in 1996. This increase is a result of the interest income generated by the mortgage participation certificates contributed into the Partnership in September 1996 and the investments made with the funds received from the exercise of the Warrants in January 1997.

     The decrease in APART's total costs and expenses during the three and nine months ended September 30, 1997 compared to the same period ending 1996 is primarily due to lower legal fees and proxy costs in 1997, combined with the elimination of payroll and office rental costs in 1997 and lower professional and trustee fees.

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

                                  ANGELES PARTICIPATING MORTGAGE TRUST


Date:  October 31, 1997           /s/ Barry S. Sternlicht
                                  -------------------------
                                  Barry S. Sternlicht
                                  Trustee and Chairman
                                  (Chief Executive Officer)

Date: October 31, 1997            /s/ Jerome C. Silvey
                                  -------------------------
                                  Jerome C. Silvey
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)