Form 10-K405
period 1998-01-03
STARWOOD FINANCIAL TRUST
filed 1998-04-02
CIK 831972

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-K





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the transition period from __________________ to____________________

                          Commission File No. 1-10150

                            STARWOOD FINANCIAL TRUST
             (Exact name of registrant as specified in its charter)




      California                                         95-6881527
    (State or other                                   (I.R.S. Employer
    jurisdiction of                                 Identification Number)
    incorporation or
     organization)

   3 Pickwick Plaza, Suite 250                                  06830
            Greenwich, CT                                    (Zip Code)
        (Address of principal
          executive offices)




Registrant's telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act:     (203) 861-0752

Title of each class:                     Name of Exchange on which registered:
--------------------                     -------------------------------------
Class A Shares, $1.00 par value                 American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:
                                                                 None


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X  NO
                                                 -      -

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.
          -

  The aggregate market value of the Class A Shares held by non-affiliates on March 23, 1998 was approximately $10,492,000.

  As of March 23, 1998, there were 314,341,744 Shares of Starwood Financial Trust Class A,$1.00 par value, outstanding.

                                  Total Pages ____

                               TABLE OF CONTENTS


                                                                                                Page
                                                                                                ----
PART I..........................................................................................   3

ITEM 1. BUSINESS................................................................................   3

 General........................................................................................   3

 Recapitalization Transactions..................................................................   3

 History........................................................................................   4
 Investment Policy..............................................................................   4
 Advisory Agreement.............................................................................   5
 License Agreement..............................................................................   6
 Investment Portfolio...........................................................................   6
 The Partnership................................................................................  12
 Competition....................................................................................  12
 Qualification as a Real Estate Investment Trust................................................  12

 Unfunded Commitments...........................................................................  12

 Employees......................................................................................  12

ITEM 2. PROPERTIES..............................................................................  13

ITEM 3. LEGAL PROCEEDINGS.......................................................................  13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................  13

PART II.........................................................................................  14

ITEM 5. MARKET FOR THE TRUST'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS................  14

ITEM 6.  SELECTED FINANCIAL DATA................................................................  15

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..  17

 General........................................................................................  17

 Liquidity and Capital Resources................................................................  17
 Fiscal year 1997 compared to 1996..............................................................  18
 Fiscal year 1996 compared to 1995..............................................................  18
 New Accounting Pronouncements..................................................................  18
 Interest Rate Risks............................................................................  19

ITEM 8. FINANCIAL STATEMENTS....................................................................  20

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................................  33

PART III........................................................................................  34

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS........................................................  34

ITEM 11. EXECUTIVE COMPENSATION.................................................................  35
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT........................  37

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................  39

PART IV.........................................................................................  40

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.................................  40

                                     PART I


ITEM 1.  BUSINESS

  The statements contained in this report that are not historical facts, including statements containing the words "believes," "anticipates," "expects" and words of similar import, are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Trust's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Trust. These factors include, without limitation, the factors listed below.


 GENERAL


  Starwood Financial Trust (the "Trust") is a California business trust that was formed in April 1988. Prior to March 13, 1998, the Trust was known as Angeles Participating Mortgage Trust. The Trust's capital structure consists of Class A Shares, par value $1.00 per share ("Class A Shares") and Class B Shares, par value $.01 per share ("Class B Shares" and together with the Class A Shares, the "Shares"). The Class A Shares are publicly traded on the American Stock Exchange under the symbol "APT." As of December 31, 1997, the Trust had 7,550,000
Class A shares outstanding and 3,775,000 Class B Shares outstanding, along with 4,568,944 Units convertible into Class A Shares. On March 18, 1998, following the consummation of the Recapitalization Transaction (defined below), there were 314,341,744 Class A Shares outstanding and 157,170,872 Class B Shares outstanding that can be converted into 3,207,568 Class A Shares. The Class B Shares are entitled to a 1% economic interest and a 33% voting interest in the Trust. Each of the Shares is entitled to one vote per share.


  The Trust is an organization of the type commonly known as a "business trust." The Declaration of Trust provides that no shareholder of the Trust (a "Shareholder") will be personally liable for any obligation of the Trust solely as a result of his status as a Shareholder. The Declaration of Trust further provides that the Trust shall indemnify each Shareholder against any claim or liability to which the Shareholder may become subject by reason of his being or having been a Shareholder. In addition, it is the Trust's policy to include a clause in its contracts which provides that Shareholders assume no personal liability for obligations entered into on behalf of the Trust. However, with respect to certain claims such as tort claims, contractual claims where shareholder liability is not so negated, claims for taxes, certain environmental claims and certain statutory liability, the Shareholders may under applicable law be personally liable to the extent that such claims are not satisfied by the Trust. The common law in California with respect to business trusts is limited and does not provide clear guidance with respect to the limited liability of the Shareholders. The Trust has public liability insurance which it considers adequate. Any risk of personal liability to Shareholders will be limited to situations in which the Trust's assets plus its insurance coverage would be insufficient to satisfy the claims against the Trust and its Shareholders. In addition, the Trust currently intends to change the domicile of the Trust to a state with clear guidance with respect to Shareholder liability.


 RECAPITALIZATION TRANSACTIONS


  On March 18, 1998, the Trust (i) paid $25.5 million of cash, as adjusted, and issued 55,148,000 Class A Shares at a price of $2.50 per share to Starwood Mezzanine Investors, L.P. ("Mezzanine") in exchange for the contribution by Mezzanine to the Trust of its entire interest in a portfolio of mortgage and partnership loans secured by residential, hotel, office and mixed use real estate and other assets, (ii) paid $324.3 million in cash, as adjusted, and issued 247,074,800 Class A Shares at a price of $2.50 per share to Starwood Opportunity Fund IV, L.P. ("SOF IV") in exchange for the contribution by SOF IV to the Trust of a portfolio of mortgage loans and leases secured by residential, hotel, office and mixed use real estate and other assets, a portfolio of first mortgage loans, cash of $17.9 million and rights under certain letters of intent (collectively, the "Recapitalization Transactions") and (iii) borrowed $350 million under a $625.0 million credit facility currently available to the Trust. Upon consummation of the Recapitalization Transaction, Mezzanine had a 13.1% voting interest and a 20.6% economic interest and SOF IV had a 52.4% voting interest and a 78.6% economic interest in the Trust.



  In connection with the Recapitalization Transactions: (i) the Trust changed its name from Angeles Participating Mortgage Trust to Starwood Financial Trust;
(ii) the Trust entered into an advisory agreement (the "Advisory Agreement") with Starwood Financial Advisors, L.L.C. (the "Advisor") pursuant to which the Advisor manages the investment affairs of the Trust; (iii) the Declaration of Trust of the Trust was amended and restated (as amended and restated the "Declaration of Trust"); (iv) all of the limited partnership interests in APMT Limited Partnership (the "Partnership") were exchanged for Class A Shares which left the Trust as the sole partner of Partnership; (v) the Partnership was dissolved and all of its assets were distributed to the Trust; (vi) the Trust's 1996 Trustees' Share Incentive Plan and 1996 Share Incentive Plan were combined, amended and restated into the Starwood Financial Trust 1996 Share Incentive Plan; (vii) the Trust entered into several credit facilities which in the aggregate provide the Trust up to approximately $625.0 million in new financing, with up to an additional $175.0 million available, subject to certain conditions, to consummate the Recapitalization Transactions and provide funds for working capital, new loan origination and acquisition and general corporate purposes; and (viii) certain existing agreements were amended and restated. See "Recapitalization Transactions," "Investment Policy" and "Advisory Agreement" below. See "Investment Portfolio" below for a description of the assets contributed to the Trust by Mezzanine and SOF IV in the Recapitalization Transactions.



  As a result of the consummation of the Recapitalization Transactions, there is an increase in the Trust's exposure to real estate investment risks, including the effect of economic and other conditions on property values, the general illiquidity of real estate investments, the risks of default in respect of mortgage or other debt covenants (and risks attendant thereto, such as delays frequently encountered by lenders in enforcing remedies or in gaining control over the real estate collateral), the abilities of the properties collateralizing debt instruments held by the Trust or properties which are owned by the Trust to generate revenues sufficient to meet operating expenses and to pay scheduled debt service, the risk that prepayment restrictions may be insufficient to deter prepayments, the existence of junior mortgages that may affect the Trust's rights, the effect of competition from properties owned by others, liability associated with uninsurable losses and unknown environmental liabilities.


 HISTORY


  The Trust was originally formed by Angeles Corporation ("Angeles") for the purpose of making various types of mortgage and other loans to entities affiliated with Angeles. In early 1993, Angeles and its affiliates began experiencing financial difficulties which resulted in a default on their loans held by the Trust. In November 1993, the Trust sold all of its loans to an unaffiliated third party and with the proceeds of such sale and cash on hand distributed $37.2 million to the Trust's shareholders. Through a series of transactions during 1994 and 1996, Mezzanine and certain affiliates of the general partner of Mezzanine acquired control of the Trust.


 INVESTMENT POLICY


  Prior to September 1996, the purpose and investment policy of the Trust was primarily to make mortgage loans to entities affiliated with Angeles. However, since the liquidation of the Trust's portfolio in 1993 until September 1996, the Trust did not pursue its stated investment policy. Instead, during such period, the Trust's assets were held in a trust as a reserve against contingent claims. This contingent claims trust was terminated in August 1996. In September 1996, the shareholders of the Trust voted to change the purpose and investment policy of the Trust. In March 1998, the shareholders of the Trust again voted to change the purpose and investment policy of the Trust.



  As approved by the shareholders of the Trust in March 1998, the purpose and investment policy of the Trust is to acquire a diverse portfolio of debt and debt-like interests in real estate or real estate related assets, including to
(i) originate mortgage loans and/or acquire mortgage loans or acquire securities collateralized, in whole or in part, by mortgage loans, as well as make equity investments in real estate and real estate-related assets, (ii) acquire direct or indirect interests in short term, medium and long-term real estate-related debt securities and mortgage interests, which may include warrants, equity participations or similar rights incidental to a debt investment by the Trust,
(iii) make, hold and dispose of purchase money loans with respect to assets sold by the Trust, and (iv) acquire positions in non-performing and sub-performing debt for the purpose of either restructuring it as performing debt or, if such efforts are unsuccessful, of obtaining shortly thereafter primary management rights over or equity interests in the underlying assets securing such debt (the "Diversified Portfolio").



  The Trust is restricted from making certain types of investments as a result of the restrictions and conflicts described below (the "Investment Restrictions"). These restrictions may limit the flexibility of the Trust in implementing its investment policy. Specifically, without the amendment, termination or waiver of provisions of certain non-competition agreements between Starwood Capital Group, L.P. and Starwood Hotels & Resorts Trust, the Trust is prohibited from: (i) making investments in loans collateralized by hotel assets where it is anticipated that the underlying equity will be acquired by the debt holder within one (1) year from the acquisition of such debt, (ii) acquiring equity interests in hotels (other than acquisitions of warrants, equity participations or similar rights incidental to a debt investment by the Trust or that are acquired as a result of the exercise of remedies in respect of a loan in which the Trust has an interest) or (iii) selling or contributing to or acquiring any interests in Starwood Hotels & Resorts Trust, including debt positions or equity interests obtained by the Trust under, pursuant to or by reason of the holding of debt positions.



  The Trust's authority with respect to the Diversified Portfolio includes the power to acquire, hold, own, develop, redevelop, construct, improve, maintain, operate, manage, sell, lease, rent, transfer, encumber, mortgage, convey, exchange and otherwise dispose of or deal with the Diversified Portfolio and the Diversified Portfolio may be held by the Trust directly or indirectly. The Board of Trustees has the ultimate authority over the management of the Trust, the conduct of its affairs and the management and disposition of its property. The Diversified Portfolio may include controlling or non-controlling investments in or relating to any general category of real estate assets, including without limitation, hotel, office, mixed-use, retail, industrial, mini-storage and residential improvements to land, excluding any investments prohibited by the Investment Restrictions.



  The Trust currently plans to originate and make investments in various types of income producing commercial real estate and its investment program will emphasize senior and junior commercial mortgage loans, including mezzanine financing (i.e., capital representing the level between 65% and 90% of property values), higher yielding senior mortgage loans, non-performing or sub-performing loans and performing and non-performing subordinated interests ("Subordinated Interests") in commercial mortgage-backed securities ("CMBS"). The Trust anticipates that a majority of the investments to be held in its portfolio for the long-term will be structured so that the Trust's investment is subordinate to third party first mortgage debt but senior to the real estate owner/operator's equity position. The Trust anticipates that it will invest in a diverse array of real estate-related assets and enterprises that satisfy its investment criteria including but not limited to the following:



 . Mortgage Loans. The Trust will provide high-yielding first mortgage loans to borrowers in need of flexible, custom-tailored financings. These loans may be short, medium or long-term in duration. They may include projects under construction, redevelopment or expansion, which may ultimately be refinanced through more traditional sources once capital improvements are completed.



 . Mezzanine Loans. The Trust intends to take advantage of current market opportunities to provide high-yielding loans that are subordinated to first lien mortgage loans and secured lien mortgage or a pledge of the ownership interest in the borrowing property owner ("Mezzanine Loans"). Mezzanine Loans may also take the form of a preferred equity investment in the borrower with substantially similar terms.



 . Opportunistic Loans and Minority Participations. The Trust intends to acquire non-performing and sub-performing debt or minority participations in such loans at a discount for the purpose of restructuring the debt to a performing obligation. These assets may be priced below book value or have a deemed book value which is less than reproduction cost.



 . Triple Net Leases. The Trust may acquire properties that are subject to long-term triple net lease arrangements with tenants that the Trust believes to be creditworthy. In many cases, the fixed stream of payment from such positions may have similar risk/reward characteristics as the mortgage loans to be originated by the Trust.



 . Subordinated Interests. The Trust may acquire rated and unrated interests in short-term, medium and long-term real estate and real estate-related debt securities. In this regard, the Trust may pursue the acquisition of performing and non-performing Subordinated Interests in CMBS including non-investment grade classes as well as unrated classes.



  See "Investment Portfolio" for a description of the assets held by the Trust as of March 18,1998. The investment and financing policies of the Trust and its policies with respect to all other activities, including its growth, debt, capitalization, dividends and operating policies, will be determined by the Board of Trustees. Although the Board of Trustees has no present intention to do so, these policies may be amended or revised at any time and from time to time at the discretion of the Board of Trustees, without a vote of the Shareholders. A change in these policies could adversely affect the Trust's financial condition or results of operations or the market price of the Class A Shares.



  The results of the Trust's future operations will be dependent upon the availability of, as well as the Advisor's and management's ability to identify, complete and realize, real estate investment opportunities. It may take considerable time for the Advisor and the Trust to find and consummate appropriate investments. In general, the availability of desirable investment opportunities and the results of the Trust's operations will be affected by the level and volatility of interest rates, by conditions in the financial markets, and general economic conditions. No assurances can be given that the Trust will be successful in finding and then acquiring economically desirable assets or that the assets, once acquired, will maintain their economic desirability.



  Messrs. Sternlicht, Sugarman, Dishner, Eilian, Kleeman and Silvey (collectively the "Starwood Trustees and Officers"), each a Trustee and/or executive officer of the Trust, directly or indirectly, each have substantial indirect economic interests in and are officers of certain entities that have substantial investments in real estate-related assets. In the event the Trust were to invest in debt or equity interests in properties similar to or in close proximity to properties owned by these entities, it is possible that the properties owned by such entities may compete with the properties in which the Trust has such interests in the future. In this regard, affiliates of the Advisor have agreed that during the Exclusivity Period, they will not form, manage, or advise a blind pool investment fund, the primary purpose of which is to invest in debt (a) that is secured by real estate in the United States, (b) that has current coupon rates in excess of comparable maturity Treasury spreads plus 400 basis coupon points, and (c) that has maturities longer than four years, and which debt otherwise has predominantly debt investment characteristics. The Exclusivity Period is defined as the period commencing March 18, 1998 and ending at the earlier of (i) February 27, 2000 or (ii) the date which is six months after the date on which aggregate proceeds of not less than $400,000,000 have been raised through one or more public offerings of stock. In addition, the Trust, on the one hand, and these entities, on the other hand, may possibly compete with each other in the future with respect to the acquisition of debt and/or equity interests.

  Although the Trust did not qualify as a real estate investment trust (a "REIT") for Federal income tax purposes for its fiscal years 1993 through 1997, it did not incur any material tax liabilities as a result of its operations. The Trust is eligible to and intends to make an election to be taxed as a REIT for its taxable year beginning January 1, 1998.


 ADVISORY AGREEMENT


  In connection with the Recapitalization Transactions, the Trust and the Advisor entered into an Advisory Agreement pursuant to which the Advisor manages the investment affairs of the Trust, subject to the Trust's purpose and investment policy, the Investment Restrictions and the directives of the Board of Trustees. The services provided by the Advisor include the following: identifying investment opportunities for the Trust; advising the Trust with respect to and effecting acquisitions and dispositions of the Trust's investments; monitoring, managing and servicing the Trust's loan portfolio; and arranging debt financing for the Trust. The Advisor will not act in a manner that is inconsistent with the express direction of the Board of Trustees and reports to the Board of Trustees and/or the officers of the Trust with respect to its activities. The Advisor is not responsible for the administration of the Trust.

  Commencing on the 90th day after the consummation of the Recapitalization Transactions, the Trust will pay to the Advisor a quarterly base management fee of 0.3125% (1.25% per annum) of the "Book Equity Value" of the Trust (as defined in the Advisory Agreement) determined as of the last day of each quarter, but estimated and paid in advance subject to recomputation.



  In addition, commencing on the 90th day after the consummation of the Recapitalization Transactions, the Trust will pay the Advisor a quarterly incentive fee of five percent (5%) of the Trust's "Adjusted Net Income" (as defined in the Advisory Agreement) during each quarter that the Adjusted Net Income for such quarter restated and annualized as an annualized rate of return on the Trust's Book Equity Value for such quarter equals or exceeds the "Benchmark BB Rate" (as defined in the Advisory Agreement). The Advisor will be also be reimbursed for certain expenses it incurs on behalf of the Trust. As a result of the delayed commencement of the advisory fee, fees to be incurred in 1998 will be recognized ratably over the period from March 18, 1998 through December 1998. As a result of this fee deferral, the operating results of the Trust calendar 1998 will be higher than they would have been if the advisory fee had not been deferred and therefor may not be reflective of future operating results of the Trust.



  The Advisory Agreement has an initial term of three years subject to automatic renewal for one year periods unless the Trust has been liquidated or a Termination Event (as defined in the Advisory Agreement and which generally includes violations of the Advisory Agreement by the Advisor, a bankruptcy event of the Advisor or the imposition of a material liability on the Trust as a result of the Advisor's bad faith, willful misconduct, gross negligence or reckless disregard of duties) has occurred and is continuing. In addition, the Advisor may terminate the Advisory Agreement on 60 days' notice to the Trust and the Trust may terminate the Advisory Agreement upon 60 days' written notice if a Termination Event has occurred or if the decision to terminate is based on affirmative vote of the holders of two-thirds or more of the voting shares of the Trust at the time outstanding.



  The Trust's investment affairs are managed by the Advisor, subject to the supervision of the Board of Trustees. Thus, the Trust is dependent on the services of the Advisor and its officers and employees for the success of the Trust. The Trust's success depends in part on the continuing ability of the Advisor to hire and retain knowledgeable personnel. Finally, the Trust is subject to the risk that the Advisor will terminate the Advisory Agreement and that no suitable replacement can be found to manage the investment affairs of the Trust. The Starwood Trustees and Officers directly or indirectly own a substantial economic and voting interest in the Advisor. The Advisor is a recently formed entity with no significant assets and no prior history of operations or experience managing the investment affairs of any other company. Mr. Sternlicht, Chairman of the Board of Trustees of the Trust, is also Chairman of the Advisor and Mr. Sugarman, Chief Executive Officer, President and Trustee of the Trust is also Chief Executive Officer and President of the Advisor. All investments larger than $10.0 million must be approved by the Board of Trustees, however, daily operations relating to the investment affairs between the Trust and the Advisor and its affiliates are not be required to be approved by a majority of the independent Trustees. Instead, the majority of the independent Trustees will establish general guidelines for the Trust's investments and borrowings. The independent Trustees will review transactions engaged in by the Trust to monitor the activities of the Advisor on a regular basis. Moreover, the independent Trustees will review the Trust's investment policies annually. In conducting this review, the independent Trustees will rely primarily on information provided to them by the Advisor.


 LICENSE AGREEMENT


  The Trust licenses the Starwood trademark from Starwood Capital Group, L.L.C. pursuant to a Trademark License Agreement. The Trust pays Starwood Capital Group, L.L.C. a royalty of $1.00 per year for use of the Starwood trademark. Starwood Capital Group, L.L.C. may terminate the Trademark License Agreement on 30 days' written notice; provided, that, Starwood Capital Group L.L.C. may not terminate the Trademark License Agreement if (i) the Advisory Agreement is in effect; (ii) the Trust is not in default under the Advisory Agreement; and (iii) Mezzanine and SOF IV own in the aggregate more than 50% of the Class A Shares. Notwithstanding the foregoing, Starwood Capital Group, L.L.C. can terminate the Trademark License Agreement if the Trust engages in activities other than the acquisition, origination, ownership or servicing of debt investments or investments that are primarily debt-like in nature. In the event the Trademark License Agreement is terminated, the Trust would have to cease using the Starwood name and would have to change its name so that it no longer included "Starwood."



INVESTMENT PORTFOLIO

  As of December 31, 1997 and from such date until the consummation of the Recapitalization Transactions, the Trust's assets were primarily short term liquid real estate investments, cash and cash equivalents, some of which were held indirectly through the Partnership which was liquidated in connection with the Recapitalization Transactions with all of its assets distributed to the Trust. On March 18, 1998, the Trust acquired the portfolio of mortgage and partnership loans and leases secured by residential, hotel, office and mixed use real estate and other assets, a portfolio of first mortgage loans and rights under certain letters of intent.

The following is a summary description of the Assets contributed to the Trust in the Recapitalization Transactions as of March 18, 1998:


                                                Current     Original
                                 UNDERLYING    NUMBER OF   BALANCE OF                                Original
                               --------------  BORROWERS   COMMITMENT     Balances    Ascribed      Maturities
    Type of Loan/Borrower      PROPERTY TYPE   IN CLASS      AMOUNT      OUTSTANDING    VALUE         DATES
-----------------------------  --------------  ---------  -------------  -----------  ---------  ----------------
Senior mortgages               Office/Hotel/           8    $502,114         445,614    449,796      1999-2007
                               Mixed Use/
                               Apartment

Subordinated Mortgages         Office/Hotel/           5     175,375         155,538    184,320   2002 to 2007
                               Resort/Planned
                               Communities

Opportunistic Mortgages        Office/Hotel/           2     166,644         132,429    81,057   1999 and 2007
                               Apartment

Unsecured Notes                Office/Hotel            2      27,300          27,300    30,850   2002 and 2004

Construction Loans             Assisted                2      92,390          85,471    91,985   1999 and 2004
                               Living/Resorts

Real Estate Under              Hotels                  1      N/A(3)          N/A(3)   195,470     N/A(3)

 Long-term Master Lease

Loan Participation             Various                 3      22,656          22,534    13,660   1999 and 2000


Other Real Estate Related      Public bonds            2      43,150          43,150    47,532   2002 and 2007
 Investment                                          ___                              ---------

  Total                                               25                             1,094,670
                                                      ==                             =========



                                         Interest                  INTEREST                            PARTICIPATION
                                         ACCRUAL                    PAYMENT             Principal      -------------
    Type of Loan/Borrower                 RATES                      RATES            AMORTIZATION        FEATURES
-----------------------------             -----                      -----            ------------        --------
Senior mortgages                Fixed: 8.97 to 16%          Fixed 8.0-10.82%            Yes (1)          Yes(2)
                                Variable: LIBOR +           Variable: LIBOR +
                                1.25 to 3.25%               1.25 to 3.25%

Subordinated Mortgages          Fixed 10 to 15.25%          Fixed 10.0 to 15.25%        Yes(1)           Yes(2)
                                                            Variable: LIBOR +
                                                                            1.75%

Opportunistic Mortgages         6.0 to 7.0%                 6.0 to 7.0%                 Yes (1)          Yes(2)


Unsecured Notes                 11.25% to 15.0%             11.25% to 15.0%             No               Yes (2)

Construction Loans              12.0 to 12.5%               10.0 to 12.5%               No               No


Real Estate Under               N/A(3)                      N/A(3)                      N/A(3)           N/A(3)
 Long-term Master Lease

Loan Participation              Fixed:  7.13%               Fixed:  5.45 to             Yes (1)          Yes
                                Viarable:  LIBOR +          6.40%
                                .58 to 1.75%                Variable:  LIBOR +
                                                            .58 to 1.75%

Other Real Estate Related       12.5 to 12.75%              12.5 to 12.75%              No               No
 Investment

  Total


EXPLANATORY NOTES
-----------------

(1) The loans require fixed payments of principal and interest resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity. In addition, one of the loans permits additional annual prepayments of principal of up to $1.3 million without penalty at the borrower's option.
(2) Under some of these loans, the lender receives additional payments representing additional interest for participation in available cash flow from operations of the property and the proceeds, in excess of a base amount, arising from a sale or refinancing of the property.
(3) The lease is a triple net lease of 17 hotels under which the lessee pays all costs associated with the operation of the hotels, including real estate taxes, insurance, utilities, services and capital expenditures. The initial term of the lease expires on December 31, 2010, and can be extended for up to five, five-year terms at lessee's option. Rent payments under the lease consist of base rent and additional rent based on the amount by which the aggregate operating revenue for any given year exceeds the aggregate operating revenue of the twelve months ended September 30, 1996.

 SENIOR MORTGAGE LOANS



  Description of Senior Mortgage Loans and the Collateral. There are eight (8) loans (the "Senior Mortgage Loans") in this category with an aggregate original principal balance of $502,114,000 and approximately $445,614,000 outstanding as of March 18, 1998. The Senior Mortgage Loans bear interest at either a fixed rate per annum or a variable rate based on LIBOR plus an additional specified amount, requiring either monthly interest payments or specified amortization payments. One of the Senior Mortgage Loans permits (i) accrual of interest on a portion of the principal of such loan, payable at maturity, and (ii) the deferral of certain additional interest payments under certain circumstances. The Senior Mortgage Loans are generally secured by mortgages encumbering real properties comprised of a resort conference center in New York, office buildings in Seattle, Washington, a mixed use complex in New York, office buildings in Houston, Texas and Dallas, Texas, an office portfolio in San Diego, California, a residential complex in San Diego, California, a commercial office building in San Francisco, California, a mixed used complex in Boston, Massachusetts, a residential complex in New York, New York and certain pledges of partnership interests.



  Maturity Date and Prepayment Terms. The Senior Mortgage Loans have maturity dates that range from December, 1999 to December, 2007, with certain extension rights in some cases. Two (2) of the Senior Mortgage Loans are subject to a prepayment lock-out period during which time such loans may not be prepaid. Otherwise, the remaining Senior Mortgage Loans are generally prepayable at certain specified dates and in certain specified amounts, subject to certain conditions, including the payment of prepayment penalties based on specified yield maintenance formulas and/or other required costs.



  Participating Equity Interest. Some of the Senior Mortgage Loans require payments of participating equity based on specified percentages of cash flow, property appreciation and a share of funds maintained in certain reserve accounts.



  Limited Non-Recourse. The Senior Mortgage Loans are generally nonrecourse loans as to which, in the event of a default under such loans, recourse generally may be had only against the collateral, except for certain standard carve-outs. One of the Senior Mortgage Loans is fully recoursed against the borrower.



  Cross-Default Provisions. Two (2) of the Senior Mortgage Loans are cross-defaulted with certain lines of credit or loans made to the borrower under such lines of credit or loans from different lenders.



  Prohibition on Sale, Encumbrance and Transfer. The Senior Mortgage Loans generally prohibit the transfer, sale or encumbrance of the real properties or interests in the borrowers related to such Senior Mortgage Loans, with certain specified exceptions.



  Guaranties. Some of the Senior Mortgage Loans are supported by certain secured, limited recourse guaranties of payment and performance.


  Environmental Indemnity. Certain of the Senior Mortgage Loans are supported by environmental indemnities.


  Subordinate Financing. Three (3) of the Senior Mortgage Loans are subject to junior financing in the aggregate original principal amount of $131,935,000 which are part of the Subordinate Mortgage Loans and the Opportunistic Mortgage Loans that are a part of this portfolio and are referred to below. One (1) of the other Senior Mortgage Loans may be bifurcated, at the lender's request under certain circumstances, into a senior lien tranche and a junior lien tranche, both of which are part of this portfolio. Currently, both such tranches are secured by a senior mortgage lien.



  Forward Additional Loan Commitment. One (1) of the Senior Mortgage Loans includes an additional commitment for an additional loan of up to $25,000,000 as construction financing, subject to the satisfaction of certain specified conditions.


 SUBORDINATE MORTGAGE LOANS


  Description of Subordinate Mortgage Loans and the Collateral.  There are five
(5) loans (the "Subordinate Mortgage Loans") in this category with an aggregate principal balance of $175,375,000 and approximately $155,538,000 outstanding as of March 18, 1998. The Subordinate Mortgage Loans bear interest at either fixed or variable rates per annum requiring either monthly interest payments or specified amortization payments. Under some of the Subordinate Mortgage Loans, if for any month the interest paid is less than a specified amount, the difference shall accrue interest at a specified fixed rate per annum, or cash flow from subsequent months must be deposited into specified interest accounts to cover previous interest payments that are not paid. The Subordinate Mortgage Loans are secured by mortgages encumbering real properties comprised of fifteen
(15) hotels located in seven (7) states, fee and ground leasehold interests in a mixed use complex of office, retail and hotel space in Washington, D.C., office buildings in Houston, Texas and Dallas, Texas, and an office portfolio in San Diego, California.



  Maturity Date and Prepayment Terms. The Subordinate Mortgage Loans have maturity dates that range from May, 2002, to December, 2007, subject to extension in certain cases. Some of the Subordinate Mortgage Loans are subject to prepayment lock-out periods during which time such loans may not be prepaid. At specified periods during the term of the Subordinate Mortgage Loans, prepayment is generally permitted, subject to certain conditions set forth in the applicable loan documents, including, in some cases, the payment of prepayment penalties based on specified yield maintenance formulas or required internal rates of return.

  Limited Non-Recourse Loans. The Subordinate Mortgage Loans are generally nonrecourse loans as to which, in the event of a default under such loans, recourse generally may be had only against the collateral, except for certain standard carve-outs.



  Prohibition on Sale, Encumbrances and Transfer. The Subordinate Mortgage Loans generally prohibit the transfer, sale or encumbrance or release of the real properties or interests in the borrowers related to such Subordinate Mortgage Loans, with certain specified exceptions.


  Environmental Indemnity. Certain of the Subordinate Mortgage Loans are supported by environmental indemnities.


  Existing Senior Financing. Two (2) of the Subordinate Mortgage Loans are subject to senior financing in the aggregate original principal amount of $217,700,060 which are part of the Senior Mortgage Loans that are a part of this portfolio and are referred to herein. The other two (2) Subordinate Mortgage Loans are subject to senior financing in the aggregate original principal amount of $205,000,000 which are not a part of this portfolio. The rights between senior and junior lenders are generally governed by specified intercreditor agreements which may provide the junior lender with certain notice and cure rights, but otherwise limit the rights and remedies of the junior lender.



  Management of Hotels. Management of the hotel real properties securing the Subordinated Mortgage Loans are generally governed by management agreements.



  Cross-Default Provisions. One (1) of the Subordinate Mortgage Loans is cross-defaulted with certain loans entered into by certain partners of the borrower for such Subordinate Mortgage Loan.



  Purchased Promissory Note. One (1) of the promissory notes evidencing a Subordinate Mortgage Loan was purchased from a third party lending institution. The original lender has been indemnified for claims relating to acts of the purchasing lender in connection with the note sale agreement, the debt evidenced by the subject promissory note, the use or ownership of the real property securing such note, and any contingency fee contracts with attorneys or collection agencies.



  Guaranties. One (1) of the Subordinate Mortgage Loans is supported by certain secured, limited recourse unconditional guaranties of payment and performance, and other limited guaranties of payment and performance.



  Participating Equity Interest. One (1) of the Subordinate Mortgage Loans requires payments of participating equity, payable with monthly interest payments, based on specified percentages of cash flow and net proceeds generated from the sale or refinancing of the real property securing such loan.


 OPPORTUNISTIC MORTGAGE LOANS


  Description of Opportunistic Mortgage Loans. The two (2) loans (the "Opportunistic Loans") in this category consists of (i) debt (the "Middle Tranche") with an original principal balance of $72,400,000, secured by, among other non-real property collateral, a second lien mortgage encumbering a combination hotel and apartment building in Denver, Colorado and a 50% interest in an unconsolidated partnership holding debt (the "Junior Tranche") with an original principal balance of $79,868,613, secured by a third lien mortgage encumbering the same combined hotel and apartment building and (ii) subordinate debt with an original principal balance of $54.3 million secured by five buildings in Seattle, Washington. The Opportunistic Loans bear interest at fixed or variable rates per annum. One of the loans has monthly compounding of interest, with payments due on a monthly basis, requiring either monthly interest payments or specified principal payments at certain times during the term thereof when certain specified conditions are satisfied.



  Maturity Date and Prepayment Terms. The Opportunistic Loans have maturity dates ranging from December, 1999 to June, 2007, with certain rights for extensions. The Opportunistic Loans may be prepaid, but where prepayment occurs before a certain specified date, prepayment must be accompanied by certain specified yield maintenance payments.


 Recourse Loan. The Opportunistic Loans are fully recourse to the borrower thereunder.


  Prohibition on Sale, Encumbrance and Transfer. The Opportunistic Loans generally prohibit the transfer, sale or encumbrance of the real property or interests in the borrower related to such Opportunistic Loan, with certain specified exceptions.



  Repayment Guaranty. One of the Opportunistic Loans is supported by a repayment guaranty, which guaranty terminates upon payment in full of the senior debt or upon judicial foreclosure by or a deed in lieu to the holder of the senior debt.



  Buy/Sell Agreement. One of the Opportunistic Loans is subject to the terms of a buy/sell agreement pursuant to which, upon the occurrence of certain events, the borrower under the Opportunistic Loan would be required to either agree to buy certain interests or to sell to certain interests in the underlying collateral. Certain specified parties have the rights to elect to exercise the buy/sell right, in which event the non-triggering party must either agree to buy the other party's interest or to sell to the other party the triggering party's interest in the underlying collateral. In the event that borrower under the Opportunistic Loans initiates this latter two-way buy/sell option, it must prepay the Middle Tranche in full.

  Senior Financing and Intercreditor Agreement. The underlying collateral is subject to senior financing in the aggregate original amount of $65,000,000 which is not part of the portfolio and $94,700,000 of which is part of the portfolio. The rights between senior and junior lenders are generally governed by specified intercreditor agreements which provides for certain cure rights for defaults under such senior financing.



  Hotel Management. In lieu of a management agreement, the general partner of the borrower under one of the Opportunistic Loans acts as a manager of the underlying collateral, and is entitled to receive property management fees, construction management fees, leasing commissions, and reimbursement of certain approved items. All fees are subordinated to the Middle Tranche in the event of a default thereunder.


 UNSECURED LOANS


  Description of Unsecured Loans and the Collateral. There are two (2) loans (the "Unsecured Loans") in this category with an aggregate original and current principal balance of $27,300,000. The Unsecured Loans bear interest at fixed rates per annum, requiring monthly interest payments. The Unsecured Loans are generally secured by pledges of partnership, membership or stock interests, and certain other non-real property collateral. The real properties owned by the borrowing entities under the Unsecured Loans consist of mixed office and retail in New York, New York and twenty-one (21) hotel sites in Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, and Virginia.



  Maturity and Prepayment Terms. The Unsecured Loans have maturity dates that range from April, 2002 to January, 2004. Some of the Unsecured Loans are subject to prepayment lock-out periods during which time such loans may not be prepaid. At specified periods during the term of the Unsecured Loans, prepayment is generally permitted, subject to certain conditions, including the payment of prepayment penalties based on specified yield maintenance formulas.



  Participating Equity Interest. Some of the Unsecured Loans require payments of participating equity based on specified percentages of cash flow and net proceeds from sale or refinancings generated from properties related to the Unsecured Loans.



  Prohibition on Sale, Encumbrance and Transfer. The Unsecured Loans generally prohibit the transfer, sale or encumbrance of the real properties or interests in the borrowers related to such Unsecured Loan, with certain specified exceptions.



  Recourse Loan. The Unsecured Loans are either recourse or non-recourse to the personal assets of the borrowing entities, but where a loan is non-recourse, the borrower is personally liable for certain specified carveouts.



  Guarantees. Some of the Unsecured Loans are supported by secured or unsecured guarantees, subject to specified recourse limitations as to the guarantor.



  Environmental Indemnity. Some of the Unsecured Loans are supported by environmental indemnities.


  Existing Senior Loans on the Real Property. The real properties owned by the borrowers under the Unsecured Loans are subject to senior financing in the aggregate original amount of $107,800,000 which is not being contributed to the Trust. The rights between senior and junior lenders are generally governed by specified intercreditor agreements.


   CONSTRUCTION LOANS


  Description of Construction Loans and the Collateral. There are two (2) loans (the "Constructions Loans") in this category with an aggregate available original principal balance of $92,390,000, of which approximately $6,459,000 had not yet been funded as of March 18, 1998. The Construction Loans are to be disbursed in accordance with certain approved construction disbursement schedules and budgets. The Construction Loans bear interest at fixed rates per annum, requiring monthly interest payments in specified amounts. The Construction Loans are secured by mortgages encumbering real properties comprised of a to-be-built condominium project and a to-be-built luxury resort hotel, conference center and beach club, and golf course both located in Florida, along with certain other partnership and stock collateral. One (1) of the Construction Loans is also supported by letters of credit which are subject to return upon the occurrence of certain repayment conditions and thresholds.



  Maturity Date and Prepayment Terms. The Construction Loans have maturity dates that range from November, 1999, to July, 2004. Periodically during the term of the Construction Loans, under certain specified conditions, the Construction Loans may be prepaid either in full or in part, or just in full, as applicable, upon the satisfaction of certain specified conditions, including, without limitation, the payment of a specified prepayment fee.



  Reserves. The Construction Loans require that the borrowers thereunder fund certain reserves from, among other specified funds, all of the cash flow and net sales proceeds generated from the real properties securing the Construction Loans, which reserves are to be used for the payment of interest, certain construction costs, or other operating or capital expenses.



  Guarantees. The Construction Loans are supported by repayment and/or completion guarantees. The repayment guaranties range from full repayment to repayment of only certain specified losses. One of the guarantors under one of the Construction Loans has provided a promissory note which will be returned to such guarantor when certain specified funds have been contributed to the reserve established for such Construction Loan.



  Environmental Indemnity. The Construction Loans are supported by environmental indemnities. A maintenance building on one of the real properties securing one of the Construction Loans on which a golf course will be developed is subject to environmental contamination, and such portion of real property is the subject of a monitoring and remediation plan.



  Prohibition on Sale, Encumbrance and Transfer. The Construction Loans generally prohibit the transfer, sale or encumbrance of the real properties or interests in the borrowers related to such Construction Loans, with certain specified exceptions.



  Senior Encumbrances. A portion of the real property securing one of the Construction Loans is subject to certain senior mortgages thereon, including portions of the property on which a condominium project will be developed.


 REAL ESTATE UNDER LONG-TERM OPERATING LEASE


  General. Pursuant to the terms of the RLH lease (the "RLH Lease") Red Lion Hotels, Inc., a Delaware corporation, a wholly owned subsidiary of Doubletree Corporation ("Tenant") master leases seventeen (17) parcels of real property (the "RLH Properties") each of which is improved with Doubletree or Red Lion hotels (the "Leased Hotels"). The RLH Lease is absolutely net so that Tenant controls all aspects of the RLH Properties operations and management and is required to pay all rents and other sums to or on behalf of Landlord (as defined). Tenant is required, at its own cost, to replace fixtures, furnishing and equipment ("FF&E") and other fixed assets and operating equipment and inventory as required, which shall be the property of Tenant and to fund an FF&E reserve account. The Tenant is required to indemnify the Landlord and certain others for all costs and expenses imposed upon or incurred by an indemnified party in connection with the use, alteration, operation, management, condition (including environmental condition and compliance), design, construction, maintenance, repair or restoration of any of the leased premises and employment
of any person(s) at the leased premises.   Doubletree Corporation has executed a
full guarantee of the punctual payment and performance of any and all liabilities and obligations of Tenant arising out of or related to the RLH Lease.



  Term. The RLH Lease is a long-term lease that extends through 2010, including five (5) automatic 5-year extension terms unless a proper termination notice is delivered by the Tenant. The final expiration of the RLH Lease, assuming all extensions would be in 2035.



  Organization. RLH Partnership, L.P., a Delaware limited partnership (the "Landlord") is the fee owner or ground lessee of the RLH Properties. The general partner of the Landlord is Red Lion G.P., Inc. and the limited partner is RLH Net Lease Investment, LLC ("RLH Net"), each of which is wholly owned by a subsidiary of the Trust. RLH Net is also the sole stockholder of Red Lion G.P., Inc. A subsidiary of the Trust has a 99% membership interest in RLH Net and is the controlling entity of the interest.



  Base and Percentage Rent. Landlord collects a specified annual base rent payable quarterly in arrears, and 7.5% of annual operating revenues in excess of a base amount for all of the Leased Hotels. Under certain conditions, Tenant's rent is subject to certain increases if Tenant completes an expansion at any Leased Hotel.



  Operation and Maintenance. Tenant is obligated to keep and maintain the Leased Hotels in at least as good condition as existed on the commencement date. Tenant is responsible for the payment of all costs and expenses incurred in the use, operation or maintenance of the leased premises, including rents and other amounts owed under any ground lease management fees real estate taxes, insurance, supplies and materials, the cost of all maintenance, janitorial, security and service agreements, electricity, water and any other utilities supplied to the leased premises.



  Limited Nonrecourse to Landlord. Any claim based on the Landlord's liability under the RLH Lease shall be enforced against the leased premises and not against any other tangible or intangible assets, properties or funds of the Landlord; provided, however, if, as a result of a judicial foreclosure of any mortgage, the Landlord's interest in any Leased Hotel is transferred to a mortgagee or other entity, and at such foreclosure Tenant has a legal proceeding against the Landlord, Tenant shall have the right to enforce any judgment from any assets or other properties of the Landlord.


 LOAN PARTICIPATIONS


  Description of Participation Loans and the Collateral. There are three (3) loans (the "Participation Loans") in this category which are Participations in loans that have an aggregate original principal balance of $22,656,000. The interest in each of the Participation Loans is limited to a certain specified participation percentage. The Participation Loans bear interest at either a variable rate per annum based on LIBOR plus an additional specified amount, or at fixed rates per annum subject to certain scheduled increases, and requiring either no monthly payments, monthly interest payments or specified amortization payments. The Participation Loans are secured by mortgages encumbering real properties comprised of an office building in New York, New York, an office building in Rockville, Maryland, and a leasehold interest in a hotel in Uniondale, New York, and certain other non-real property collateral.



  Maturity and Prepayment Terms. The Participation Loans have maturity dates that range from May, 1999, to May, 2000. The Participation Loans may either be prepaid in full or in part without the payment of a prepayment penalty or are not prepayable.

  Guaranties. Some of the Participation Loans are supported by either a completion guaranty or a repayment guaranty.


  Co-Lending Arrangement. Each of the Participation Loans is subject to the interest of other participants in the loans and the relationship among participating lenders is generally governed by the terms of certain participation or co-lending agreements.



  Participating Equity Interest. One (1) of the Participation Loans requires payment of participating equity upon the sale or refinancing of the real property securing such loan.


 OTHER


  This category generally includes publicly traded bonds with a market value of approximately $47.5 million of two issuers, one of which matures in May 2002 with a coupon of 12.75% per annum that pays semi-annually and the other which matures in March 2007 with a coupon of 12.5% per annum that pays semi-annually.


 LETTERS OF INTENT


  In addition to the assets described above, SOF IV also contributed to the Trust its rights under certain letters of intent. The letters of intent are non-binding obligations to originate or acquire mortgages on office, residential and hotel properties. There can be no assurance that definitive agreements with respect to the transactions contemplated by the letters of intent will be executed on the terms set forth in the letters of intent or at all, and if executed that such transactions will be consummated.



 THE PARTNERSHIP



  Prior to its termination on March 18, 1998, the Partnership was a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The Trust was the sole general partner and Mezzanine was the sole limited partner of the Partnership with 8.05% and 91.95% interests in the Partnership, respectively. On March 18, 1998, Mezzanine exchanged all of its Units in the Partnership for 4,568,944 Class A Shares. Upon completing this exchange, the Trust was the sole partner in the Partnership and Partnership was terminated and its assets and liabilities were distributed to the Trust.



 COMPETITION


  The Trust is engaged in a highly competitive business. The Trust competes for investments with many recent entrants into the business, including numerous public and private real estate investment vehicles, including financial institutions (such as mortgage banks, pension funds and real estate investment trusts) and other institutional investors, as well as individuals. The acquisition of Mortgage Loans, Mezzanine Loans and Subordinated Interests is often based on competitive bidding. In addition, the Trust's competitors may seek to establish relationships with the financial institutions and other firms from whom the Trust intends to purchase such assets. Certain of the Trust's anticipated competitors are larger than the Trust, have established operating histories and procedures, may have access to greater capital and other resources, may have management personnel with more experience than the officers of the Trust, and may have other advantages over the Trust in conducting certain businesses and providing certain services.


 QUALIFICATION AS A REIT


  The Trust did not meet the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code") for the years 1993 through 1997, the Trust is eligible to and intends to elect REIT status in 1998. As a REIT, the Trust will generally not be subject to federal income tax on that portion of its real estate investment trust taxable income which is distributed to its shareholders.



 UNFUNDED COMMITMENTS



 The Trust had no unfunded commitments as of December 31, 1997.


 EMPLOYEES



 As of December 31, 1997 the Trust had no employees.

 ITEM 2.  PROPERTIES



  None as of December 31, 1997, however, see Item 1 -- "Investment Portfolio:
Real Estate Under Long-Term Operating Lease" for assets acquired subsequent to year end.



 ITEM 3.  LEGAL PROCEEDINGS



 None.



 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



  No matters were submitted to a vote of security holders during 1997.   The
1997 Annual Meeting of Shareholders was held on March 13, 1998.

                                    PART II



ITEM 5.  MARKET FOR THE TRUST'S COMMON EQUITY AND RELATED SECURITY HOLDER
MATTERS



 The Trust had approximately 1805 Class A Shareholders as of March 23, 1998. The Class A Shares are traded on the American Stock Exchange under the symbol

 APT.  All of the Class B Shares are held by B Holdings, L.L.C. and there is no
 ----
established public trading market for these shares.



 The following table sets forth the high and low sales prices of the Trust's Class A Shares for the quarters ended 1997 and 1996.



Quarter ended:           High      Low
-------------            ----      ---


December 31, 1997       $6 3/8   $ 3 5/8
September 30, 1997      $ 41/2   $2  1/4
June 30, 1997           $3 1/4   $2  1/2
March 31, 1997          $    4   $1 9/16

December 31, 1996       $2 1/8   $ 1 3/8
September 30, 1996      $1 7/8   $   7/8
June 30, 1996           $1 1/8   $  9/16
March 31, 1996          $  5/8   $   1/2




 On March 23, 1998, the last sale price of the Class A Shares as reported by the American Stock Exchange was $4.56.



 The Trust has not declared any cash dividends on the Class A or Class B Shares during the past two fiscal years. No assurances can be made as to the declaration of, or if declared, the amount of, future distributions since such distributions are subject to the Trust's cash flow from operations, earnings, financial condition, capital requirements and such other factors as the Board of Trustees deems relevant. The principal factor in the determination of the amounts of distributions is the requirement of the Internal Revenue Service that a REIT must distribute at least 95% of its taxable income.

ITEM 6.  SELECTED FINANCIAL DATA



 The following tables set forth the selected financial information for the Trust on a historical and pro forma basis. As more fully described in Note 8 to the Consolidated Financial Statements, pro forma information includes the effects of the following; (i) the Recapitalization Transactions, (ii) the exchange of each outstanding Unit held by holders other than the Trust for one Class A Share, (iii) liquidation and termination of the Partnership and (iv) Borrowings necessary to consummate the aforementioned transactions (collectively, the "Transactions"). The pro forma operating data for the year ended December 31,1997 is presented as if the Transactions had been completed on January 1, 1997 and the pro forma balance sheet due data is presented as if the Transactions had been completed on December 31, 1997.



 The selected financial information on the following page should be read in conjunction with the discussions set forth in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the financial statements included elsewhere in this filing. The pro forma financial information is not necessarily indicative of what the actual financial position and results of operations of the Trust would have been as of and for the periods indicated, nor does it purport to represent the future financial position or results of operations for future periods.




                                                      YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------
                                       PRO
                                      FORMA                         HISTORICAL
                                  ---------   ----------------------------------------------------------
                                       1997        1997       1996        1995        1994        1993
                                  ---------   ----------    -------     -------     --------     -------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA (1)
Interest income                     $ 61,956   $   896       $   478    $    145     $    296    $   2,185
Prepayment and participation income $ 25,137       985             -           -           -             -
Gain from sale of mortgages                -         -             -           -            -        2,545(2)
Rental income                       $ 15,311         -             -           -            -            -
Other income                             887         6             10          3            -            -
                                     -------   -------       --------   --------     --------    ---------
Total revenue                        103,291     1,887            488        148          296        4,730
                                     -------   -------       --------   --------     --------    ---------
Interest expense                      23,151         -       $    272   $      -     $    270    $       -
Depreciation and amortization          6,875         -              -          -            -            -
General and administrative expense     1,510       461            639        283          356          982
Management/advisory fee                8,143         -              -          -            -            -
Other expenses                         2,117         -              -          -            -            -
                                     -------   -------       --------   --------     --------    ---------
Total expenses                        41,796       461            911        283          626          982
                                     -------   -------       --------   --------     --------    ---------
Net income (loss) before minority
 interest in Partnership              61,495     1,426           (423)      (135)        (330)       3,748
Minority interest in Partnership (3)       -    (1,415)          (154)         -            -            -
                                     -------   -------       --------   --------     --------    ---------
Net income (loss)                    $61,495   $    11       $   (577)  $   (135)    $   (330)   $   3,748
                                     =======   =======       ========   ========     ========    =========
Earnings per Class A Share (4)       $   .20   $   .01       $  (0.22)  $  (0.05)    $  (0.13)   $    1.45
                                     =======   =======       ========   ========     ========    =========

SUPPLEMENTAL DATA:
Funds from operations (5)             70,087     1,426           (423)      (135)        (330)       1,203
Cash flows from:
 Operating activities:                           3,166           (227)      (184)        (397)       2,531
 Investing activities                           (6,013)          (522)       175       (1,371)      39,400
 Financial activities                            3,029              -          -          101      (39,503)
 Dividends                                          -               -          -            -       38,639
 Dividends per share                           $    -        $      -   $      -     $      -    $   15.00(7)


                                                      AS OF DECEMBER 31,
                                 -----------------------------------------------------------------------
                                 PRO FORMA                        HISTORICAL
                                 -----------------------------------------------------------------------
                                    1997         1997        1996        1995        1994        1993
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Real estate investments          $ 1,073,877   $ 11,175    $ 5,481     $  1,196    $  1,371    $     -
Total assets                       1,096,676     13,441      5,674        2,194       2,372      2,680
Debt obligations                     350,000          -          -            -           -          -
Minority interest in
 consolidation
 entities                                  -      5,175       3,917           -           -          -
Shareholders' equity                 742,206      6,351       1,578        2,155       2,290      2,519


EXPLANATORY NOTES:
-----------------
(1) As a result of the sale of a substantial portion of the Trust's assets and related distribution of the proceeds in 1993, the Trust's on-going investment operations were substantially reduced.

(2) During 1993, the Trust sold its entire remaining portfolio then consisting of four mortgage loans resulting in proceeds in excess of carrying values and obligations of approximately $2.5 million.
(3) Represents the minority interest in the Partnership which were converted into Class A Shares on the March 18, 1998, upon which date, the Partnership was liquidated and terminated.
(4) Earnings per Class A Share is calculated based on the weighted average shares outstanding during each of the periods after deduction for the Class B Shares 1% interest.
(5) Management and industry analysts generally consider funds from operations to be one measure of the financial performance of a REIT which provides a relevant basis for comparisons among REITs and it is presented to assist investors in analyzing the performance of the Trust. Funds from operations is defined as income before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, provisions for losses and real estate related depreciation and amortization (excluding amortization of financing costs). Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indication of the Trust's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.
(6) Includes a $14.50 per Class A Share distribution paid in November 1993 from the proceeds of the sale of as a result of the sale of substantially all of the Trust's remaining real estate loan investment.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL



 The Trust's primary source of cash during 1997 and 1996 was from income earned on its interest in the participation certificates in the Warwick Hotel mortgage note and certain investments in government or government sponsored securities as well as short term cash investments. The Trust's primary source of cash in 1995 was from income earned on its investments in government or government sponsored securities and short term cash investments.



 During 1995 and the first three quarters of 1996, the Trust's only investment activities were purchases of government obligations. Consequently, its operations during 1995 and the first three quarters 1996 consisted solely of interest income from these obligations and the payment of administrative expenses.



 On March 15, 1994, the Trust announced that it had entered into an agreement with SAHI and SAHI, Inc. for the sale of warrants for the right to purchase five million Class A Shares at a price of $1 per share and 2,500,000 Class B Shares for a price of $0.01 per share. SAHI and SAHI, Inc. purchased the warrants for $101,000, which amount was applied against the purchase price of the first
Class A and Class B Shares purchased pursuant to the warrant.



 On September 26, 1996, the Trust became sole general partner of the Partnership by contributing $400,000 in cash, in exchange for a 8.05% interest in the Partnership evidenced by 400,000 Units. Mezzanine became the 91.95% limited partner by contributing to the Partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note valued by the Trust at approximately $4.6 million at the time of contribution. Mezzanine's Units were converted into Class A Shares on March 18, 1998 on a one-for-one basis and the Partnership was terminated.



 On January 22, 1997, Mezzanine exercised its rights under a warrant to acquire 5,000,000 Class A Shares. In addition, SAHI, Inc. exercised its rights under the warrant to acquire 2,500,000 Class B Shares. As a result of the exercise of the warrants, the Trust's capital increased by $5,025,000, and funds from this capitalization were used to purchase short-term government securities.



 On October 1, 1997 the Warwick Hotel note was repaid and the $4.5 million of proceeds were invested in government securities that matured in December 1997.



 As more fully discussed in Note 7 to the Trust's consolidated financial statements, for fiscal years 1993 to 1997 the Trust did not qualify as a REIT, however, the Trust intends to elect to qualify as a REIT under the Code for its 1998 taxable year and, as such, anticipates distributing annually at least 95% of its taxable income, subject to certain adjustments. Cash for such distributions is expected to be generated from the Trust's operations, although the Trust may borrow funds to make distributions. The Trust's operations for any period may be affected by a number of factors including the investment assets held, the operations of the collateral underlying secured loans or the business of the borrowers with respect to unsecured loans or the interest rate environment.



 The Recapitalization Transactions and other related transactions will materially impact the future operations of the Trust. Accordingly, the currently reported financial information is not believed to be indicative of the Trust's future operating results or financial condition.



LIQUIDITY AND CAPITAL RESOURCES



 The Trust requires capital to fund its real estate-related investments and operating expenses. The Trust's capital sources upon consummation of the Recapitalization Transactions include cash flow from operations, borrowings under lines of credit arranged concurrently with the transactions, additional bank borrowings, mortgage loans on the Trust's real estate and future equity offerings.



 Concurrently with the Recapitalization Transactions, the Trust entered into bank credit agreements under which the Trust may currently borrow up to $625.0 million, with up to an additional $175.0 million available, subject to certain conditions, to fund loan originations or acquisitions (including the cash portion of the Recapitalization Transactions previously described) and provide working capital to fund new loan originations and for the other general corporate purposes. The credit agreements are comprised of (i) a $500.0 million revolving credit facility which bears interest only payable monthly at LIBOR plus 1.5% and with outstanding principal due at maturity on March 13, 2001 and
(ii) a $125.0 million Term Loan secured by the properties under long term operating lease which bears interest only payable monthly at LIBOR plus 1.5% and which matures on March 15, 1999. Availability of amounts to borrow under the revolving credit facility is subject to having sufficient assets includable as security under the line under a percentage borrowing base calculation. An aggregate of $8.0 million in loan fees relating to these arrangements were paid at closing of the Recapitalization Transactions. These fees will be amortized over the related loan terms.




 In anticipation of consummating these bank financing transactions described above, effective on March 16, 1998, the Trust entered into LIBOR interest rate caps at 9% in the notional amounts of $125.0 million and $300.0 million expiring on March 16, 1999 and 2001, respectively for an aggregate cost of $158,750.



 Upon completion of the Recapitalization Transactions and consummation of the bank credit facilities, the Trust believes that the Trust's significant capital resources and access to financing will provide the Trust with increased financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital requirements including expected loan origination or acquisition of additional investments.



FISCAL YEAR 1997 COMPARED TO 1996


 Total revenues for 1997 increased 287% as a result of the gain from the repayment of the Warwick Hotel note combined with an additional two quarters of income earned on the Warwick Hotel note as compared to 1996 and additional income from the investment of the proceeds from the warrants exercised in January 1997.



 During 1997 general and administrative expenses decreased 28% compared with 1996 due to a reduction in legal fees and proxy costs combined with the elimination of payroll, office rental costs, and reduced professional fees. During 1997, $1.9 million of costs were incurred in connection with the Recapitalization Transactions and related transactions described below. These costs were capitalized as deferred proxy costs and will be offset against the incremental shareholder equity generated by the Recapitalization Transactions.



 Total assets increased from the year end 1996 to the year end 1997 by 137%, or $7.8 million due to the $4.9 million received from the exercise of the warrants, $1.9 million of deferred proxy costs and $1.4 million of net income (before minority interest).



FISCAL YEAR 1996 COMPARED TO 1995



 Total revenues for 1996 increased 230% as a result of leveraged acquisitions of Federal Home Loan Mortgage Corporation pass-through certificates ("Government Securities"), the formation of the Partnership, and the interest generated by the investments of the Partnership.



 During the year ended December 31, 1996, the Trust received approximately $9,750 as a result of a $75,000 claim filed in connection with the bankruptcy of a former borrower relating to additional interest owed to the Trust on one of its loans during 1993. The $9,750 of income received during 1996 represents a second payment towards this claim.



 The Trust's general and administrative expense increased 126% during 1996 due primarily to an increase in legal and professional fees. The Trust incurred these fees due to the preparation of a proxy statement and related material for the Trust's 1996 shareholder meeting, as well as the formation of the Partnership.



 Total assets increased to $5.6 million in 1996 from $2.2 million in 1995 primarily as a result of the contribution to the Partnership of the Warwick Hotel mortgage participation certificates.



NEW ACCOUNTING PRONOUNCEMENTS



 In February 1997, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the standard for computing earnings per share and makes them comparable with international earnings per share standards. The statement replaces primary earnings per share with basic earnings per share ("Basic EPS") and fully diluted earnings per share with diluted earnings per share ("Diluted EPS"). Basic EPS is computed based on the income applicable to Class A Shares (which is net loss reduced by the dividends on preferred shares) divided by the weighted-average number of Class A Shares outstanding during the period.
Diluted EPS is based on the net earnings applicable to Class A Shares plus dividends on convertible preferred shares, divided by the weighted average number of Class A Shares and dilutive potential Class A Shares that were outstanding during the period. Dilutive potential Class A Shares include the convertible preferred shares and dilutive share options. The Trust adopted this accounting standard effective December 31, 1997, as required.



 In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Trust was not previously required to present comprehensive income or the components therewith under generally accepted accounting principles. The Trust intends to adopt the requirements of this pronouncement in its financial statements for the year ending December 31, 1998.



 In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Trust intends to adopt the requirements of this pronouncement in its financial statements for the year ended December 31, 1998. The adoption of SFAS No. 131 is not expected to have a material impact on the Trust's financial statement disclosures.



INTEREST RATE RISKS



  The Trust's operating results will depend in part on the difference between the interest income earned on its interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities. Competition from other providers of mezzanine capital may lead to a lowering of the interest rate earned on the Trust's interest bearing assets which the Trust may not be able to offset by obtaining lower interest costs on its borrowings. Changes in the general level of interest rates prevailing in the economy can affect the spread between the Trust's interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have material adverse effect on the Trust. In addition, an increase in interest rates could, among other things, reduce the value of the Trust's interest-bearing assets and its ability to realize gains from the sale of such assets, and a decrease in the interest rates could reduce the average life of the Trust's interest earning assets.



  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Trust. The Trust may employ various hedging strategies to limit the effects of changes in interest rates on its operations, including engaging in interest rate swaps, caps, floors and other interest rate exchange contracts. There can be no assurance that the profitability of the Trust will not be adversely affected during any period as a result of changing interest rates. In addition, hedging transactions involve certain additional risks such as counter-party credit risk, legal enforceability of hedging contracts and the risk that unanticipated and significant changes in interest will cause a significant loss of basis in the contract. With regard to loss of basis in a hedging contract, indices upon which contracts are priced may be more or less variable than the indices upon which the hedged loans are priced, thereby making the hedge less effective. There can be no assurance that the Trust will be able to adequately protect against the foregoing risks and that the Trust will ultimately realize an economic benefit from any hedging contract it enters into.

ITEM 8.  FINANCIAL STATEMENTS




STARWOOD FINANCIAL TRUST
INDEX TO FINANCIAL STATEMENTS


                                                                    Page
                                                                    ----

Report of Independent Accountants                                    21


Balance Sheets at December 31, 1997 and 1996                         22


Statements of Operations for each of the three years
in the period ended December 31, 1997                                23

Consolidated Statements of Changes in Shareholders' Equity for each
of the three years in the period ended December 31, 1997             24

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 1997                                25

Notes to Consolidated Financial Statements                           26




 All schedules are omitted because they are currently not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Shareholders of
Starwood Financial Trust:



 In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Starwood Financial Trust, formerly Angeles Participating Mortgage Trust, (the "Trust") and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



 As more fully discussed in Note 8, on March 18, 1998 the Trust consummated certain transactions which (i) significantly recapitalized the Trust, (ii) expanded the capital resources of the Trust, (iii) changed the investment policy of the Trust, (iv) provided for external management under an Advisory Agreement and (v) amended and restated of the Trust's stock option plan.



Price Waterhouse LLP
New York, NY
March 20, 1998

                            STARWOOD FINANCIAL TRUST

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                 DECEMBER 31,
                                                --------------
                                                 1997        1996
                                                -------    ------
                ASSETS

Cash and cash equivalents                       $   296    $  114

Investments                                      11,175     1,774
Mortgage note receivable                              -     3,707
Deferred transaction costs                        1,895         -
Accrued interest                                     58        56
Other assets                                         17        23
                                                -------    ------
 Total assets                                   $13,441    $5,674
                                                =======    ======
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable                                $     -    $   37
Accrued expenses                                  1,915       142
                                                -------    ------
Total liabilities                                 1,915       179
                                                -------    ------
Minority Interest                                 5,175     3,917
                                                -------    ------


Commitments and contingencies                         -         -



Shareholders' equity:
Class A Shares (7,550,000 and 2,550,000 shares
issued and outstanding, $1.00 par value,
unlimited shares authorized respectively)         7,550     2,550

Class B Shares (3,775,000 and 1,275,000 shares
issued and outstanding,
$.01 par value, unlimited shares authorized)         38        13

Net unrealized loss on "available-for-sale"
investments                                        (162)        -

Additional paid in capital                       42,228    42,329
Accumulated undistributed net realized gain
from sale of mortgages                            2,545     2,545

Accumulated distributions in excess of
cumulative net income other than gain from
sale of mortgages                               (45,848)  (45,859)
                                                -------    ------

 Total Shareholders' equity                       6,351     1,578
                                                -------    ------

 Total liabilities and Shareholders' equity     $13,441    $5,674
                                                =======    ======



The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)



                                        YEARS ENDED DECEMBER 31,
                                       ------------------------
                                       1997      1996       1995
                                       ----      ----       ----
REVENUE:

 Interest income from mortgage notes $   486   $  166    $    -

 Gain from early loan repayment          985        -         -
 Interest income from investments        410      312       145
 Other income                              6       10         3
                                     -------   ------    ------

     Total revenue                     1,887      488       148
                                     -------   ------    ------
COSTS AND EXPENSES:
 Interest expense                          -      272         -
 General and administrative              461      639       283
                                     -------   ------    ------

     Total costs and expenses            461      911       238
                                     -------   ------    ------


MINORITY INTEREST                     (1,415)    (154)        -
                                     -------   ------    ------


NET INCOME (LOSS)                    $    11   $ (577)   $ (135)
                                     =======   ======    ======


NET INCOME (LOSS) PER
 CLASS A SHARE                       $  0.01   $(0.22)   $(0.05)
                                     =======   ======    ======

WEIGHTED AVERAGE NUMBER OF CLASS A
 SHARES OUTSTANDING (in thousands)     7,244    2,550     2,550
                                     =======   ======    ======


    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL TRUST
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)




                                                                                                  ACCUMULATED
                                                                       NET                      DISTRIBUTIONS
                                                                   UNREALIZED                    IN EXCESS OF
                                 CLASS A           CLASS B          LOSSES ON      PAID-IN        CUMULATIVE
                                 SHARES            SHARES          INVESTMENTS     CAPITAL        NET INCOME       TOTAL

Balance at January 1, 1995        2,550                  13                         42,329       (42,602)         2,290

Net loss                              -                   -                              -          (135)          (135)
                                 ------                 ---        ----------       ------        -------         ------

Balance at December 31, 1995      2,550                  13                         42,329       (42,737)         2,155

Net loss                              -                   -                              -          (577)          (577)
                                 ------                 ---        ----------       ------        -------         ------

Balance at December 31, 1996      2,550                  13                         42,329       (43,314)          1,578

Exercise of warrants              5,000                  25                           (101)            -           4,924

Unrealized loss                       -                   -             (162)            -                          (162)

Net income                            -                   -                              -            11              11
                                 ------                 ---        ----------       ------        -------         ------

Balance of December 31, 1997      7,550                  38            $(162)      $42,228      $(43,303)         $6,351
                                 ======                =====       ==========      =======      ========          ======

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  YEARS ENDED DECEMBER 31,
                                                                                  -----------------------

                                                                            1997            1996             1995
                                                                            ----            ----             ----

Cash flows from operating activities:
Net income (loss)                                                           $   11          $(577)          $(135)
Adjustments to reconcile net (loss) increase  to cash flows
   from operating activities:
   Minority Interest                                                         1,415            154               -
   Changes in Assets and Liabilities:
    Decrease (increase) in other receivables                                     4            (54)              6
    Decrease (increase) in other assets                                          -            110             (12)
    Increase (decrease) in accounts payable and accrued
        expenses                                                             1,736            140             (43)
                                                                            ------          -----           ------
   Cash flows provided by (used in) operating activities                     3,166          (227)            (184)
                                                                            ------          -----           ------

Cash flows from investing activities:
    Investments in securities                                              (31,346)      (19,811)             (165)
    Principal collections of investment securities                              80         1,307               340
    Sale of investment securities                                           21,546        17,926                 -
    Principal collections from mortgage notes                                3,707            56                 -
                                                                            ------       -------           -------
    Cash flows provided by (used in) investing activities                   (6,013)        (522)               175
                                                                            ------       -------           -------

Cash flows from financing activities:
    Repayments related to investment security purchases                          -      (18,886)                 -
    Borrowings related to investment security purchases                          -       18,886                  -
    Increase in deferred transaction costs                                  (1,895)           -                  -
    Exercise of warrants                                                     4,924            -                  -
                                                                            ------      -------             -------

    Cash flows provided by financing activities                              3,029            -                  -
                                                                            ------      -------             -------

Increase (decrease) in cash and cash equivalents                               182        (749)                 (9)
Cash and cash equivalents at beginning of period                               114         863                 872
                                                                            ------       -----              ------
Cash and cash equivalents at end of period                                   $ 296       $ 114                $863
                                                                            ======       =======            ======
Supplemental disclosure of cash flow information:

    Cash paid during the year for interest                                   $-          $ 272                 $-
                                                                            ======       =======            ======

Supplemental disclosure of non cash financing activity:
    Contribution of Note Receivable                                          $-         $3,763                 $-
                                                                            ======       =======            ======


    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS


 Starwood Financial Trust (the "Trust"), formerly Angeles Participating Mortgage Trust, was formed for the purpose of making and acquiring various types of mortgage and other loans. During 1993 through 1997, the Trust failed to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). However, pursuant to a Closing Agreement with the Internal Revenue Service (the "IRS"), the Trust will be eligible to and intends to elect to be taxed as a REIT for the taxable year beginning January 1, 1998.

 The Trust was originally formed by Angeles Corporation ("Angeles") for the purpose of making various types of mortgage and other loans to entities affiliated with Angeles. In early 1993, Angeles and its affiliates began experiencing financial difficulties which resulted in a default on their loans held by the Trust. In November 1993, the Trust sold all of its loans to an unaffiliated third party and with the proceeds of such sale and cash on hand distributed $37.2 million to the Trust's shareholders. Through a series of transactions during 1994 and 1996, Starwood Mezzanine Investors, L.P. ("Mezzanine")and certain affiliates of the general partner of Mezzanine acquired control of the Trust.

 Prior to September 1996, the purpose and investment policy of the Trust was primarily to make mortgage loans to entities affiliated with Angeles. However, since the liquidation of the Trust's portfolio in 1993 until September 1996, the Trust did not pursue its stated investment policy. Instead, during such period, the Trust's assets were held in a trust as a reserve against contingent claims. This contingent claims trust was terminated in August 1996. In September 1996, the shareholders of the Trust voted to change the purpose and investment policy of the Trust. As described in Note 8, in March 1998, the shareholders of the Trust again voted to change the purpose and investment policy of the Trust

 On September 26, 1996, the Trust became the sole general partner of the APMT
Limited Partnership (the "Partnership") (see Notes 4 and 5).   As discussed in
Note 8, subsequent to year end, all the outstanding interests in the Partnership not held by the Trust were exchanged for additional Class A Shares of the Trust, the Trust became the sole partner of the Partnership and the Partnership was terminated.

 Also as more fully described in Note 8, pursuant to the concurrent approval through a shareholder vote, on March 18, 1998, the Trust entered into a series of transactions which, among other things, substantially recapitalized the Trust and modified its investment policy.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF ACCOUNTING - The accompanying consolidated financial statements of the Trust include the accounts of the Trust and the Partnership. These financial statements were prepared in accordance with GAAP and, therefore, revenue is recorded as earned and costs and expenses are recorded as incurred. The consolidated statements reflect eliminated intercompany balances. Certain prior years amounts have been reclassified to conform to current year classifications.

 CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash held in bank or invested in money market funds with original maturity terms of less than 90 days.

 INCOME TAXES - The Trust did not qualify as a REIT from 1993 through 1997; however, it did not incur any material tax liabilities as a result of its operations. See Note 7 to these consolidated financial statements for more information.

 As confirmed in a Closing Agreement with the IRS obtained in March, 1998, the Trust is eligible and intends to elect to be taxed as a REIT for its taxable year beginning January 1, 1998. As a qualified REIT, the Trust will be subject to income taxation at corporate rates on its REIT taxable income, however, the Trust is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Trust to taxation at the shareholder level only. For income tax purposes, the Trust reports revenue and expenses on the accrual method.

 NET INCOME (LOSS) PER CLASS A SHARE - The net income per Class A Share was based upon 7,244,000 weighted average shares outstanding for the year ended December 31, 1997 and 2,550,000 weighted average shares outstanding during each of the two years ending December 31, 1996 and 1995, after deduction of the 1% Class B Shares' interest (see Note 5).

 USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3 - INVESTMENTS

 The Trust held two investments in government securities in 1995 that had an 8.5% coupon and matured on January 1, 1996. In 1996, the Trust sold and subsequently purchased $20 million in government securities which resulted in interest income, before financing costs, of approximately $251,000 and a $91,000 trading loss which is included with interest expense. As of December 31, 1997, the Trust held four investments in Government National Mortgage Association securities ("GNMA") and 10 investments in Federal Home Loan Mortgage Corporation ("FHLMC") pass-through certificates aggregating $1.4 million and $9.6 million, respectively. The GNMAs each have a coupon rate of 7.5%; three of the GNMAs mature in 2027 and the other GNMA matures in 2026. The FHLMCs have coupon rates ranging from 5.5% to 6.5% with maturity dates ranging from August 1998 to May 2003. In accordance with Statement of Financial Accounting Standards No. 115 ("FASB 115") the Trust has classified all GNMA and FHLMC investments as "available for sale" because they are freely tradeable. As of December 31, 1997, the Trust recorded a current unrealized loss of $162,000 from its GNMAs and FHLMCs which is reflected in the shareholders' equity section of the balance sheet in accordance with FASB 115. In addition, the Partnership invested approximately $0.1 million in various other publicly traded REITs during the third quarter of 1997.


NOTE 4 - MORTGAGE NOTE RECEIVABLE

 On September 26, 1996, the Trust became the sole general partner of the Partnership by contributing $400,000 in cash, in exchange for 400,000 Operating Partnership Units ("Units")(a 8.05% interest) in the Partnership. Mezzanine contributed to the Partnership its entire interest in certain mortgage participation certificates valued by the Trust at approximately $4.6 million as of September 30, 1996, in exchange for 4,568,944 Units (a 91.95% interest) in the Partnership. These Units were convertible into Class A Shares of the Trust on a one-for-one basis, cash or a combination of both, at the option of the Trust.

 The Trust and the Partnership are considered to be entities under common control and the consolidated operations of the Trust and the Partnership have been accounted in accordance with generally accepted accounting principles governing such entities. Consequently, the mortgage note contributed by Starwood Mezzanine into the Partnership was reflected in the financial statements at its predecessor basis of $3.76 million.

 The mortgage participation certificates comprise the first mortgage note on the Warwick Hotel, a 20-story hotel and apartment complex located in Philadelphia, PA. The mortgage had a face value of $4.9 million and required monthly payments of approximately $71,000, representing principal and interest at a rate of 9% per annum. The note was originally issued with a face amount of $8.5 million on December 1, 1979 with the final payment due November 30, 2004. Starwood Mezzanine acquired this note at a discount from face value in February 1995 and had been accounting for it under the effective interest method.

 On October 1, 1997, the mortgage participation certificates had a basis of $3.5 million. They were repaid on this date for $4.5 million, which was reinvested in government securities that matured in December 1997.


NOTE 5 - SHAREHOLDERS' EQUITY

 The shares of the Trust are of two classes: Class A Shares (par value $1.00 per share) and Class B Shares (par value $.01 per share). There is no limit on the number of either Class A or Class B Shares which the Trust is authorized to issue. Class B Shares have been issued by the Trust in an amount equal to one-half of the number of Class A Shares outstanding. Class A and Class B Shares are each entitled to one vote per share with respect to the election of Trustees and other matters. The Class B Shares are convertible at the option of the Class B Shareholders into Class A Shares on the basis of 49 Class B Shares for one Class A Share. All distributions of cash will be distributed 99% to the Class A Shareholders and 1% to the Class B Shareholders.

 In November 1993, the Trust was notified that SAHI, Inc. had acquired all of the Trust's 1,275,000 outstanding Class B Shares. Subsequent to the acquisition of the Class B Shares, SAHI Partners, ("SAHI") purchased the Class B Shares from SAHI, Inc. and accumulated 244,100 Class A Shares or 9.57% of the total outstanding Class A Shares of the Trust as of December 1996.

 On March 15, 1994, the Trust announced that it had entered into an agreement with SAHI and SAHI, Inc., for the sale of a warrant for the right to purchase five million shares of the Trust's Class A Shares at a price of $1.00 per share (the " Class A Warrant") and 2,500,000 shares of Class B Shares at a price of $.01 per share (the "Class B Warrant"). SAHI and SAHI, Inc. purchased the warrants for $101,000, which amount was applied against the purchase price for the first Class A and Class B Shares purchased pursuant to the warrants. On March 28, 1996, the Class A Warrants were assigned to Starwood Mezzanine.

 On September 26, 1996, the Trust became sole general partner of the Partnership by contributing $400,000 in cash, in exchange for a 8.05% interest in the Partnership and 400,000 Units. Starwood Mezzanine became the 91.95% limited partner by contributing to the Partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note valued by the Trust at approximately $4.6 million as of September 30, 1996. Starwood Mezzanine's interest in the Partnership is evidenced by 4,568,944 Units, which were convertible into cash, Class A Shares or a combination of both pursuant an exchange rights agreement. In addition, Starwood Mezzanine has the right to require the Trust to register for public sale, any or all of the Class A Shares in the Partnership issued to it upon the exercise of the Class A Warrant or upon exchange of the Units issued to Starwood Mezzanine. As described in Note 8, the Units were converted to Class A Shares in the first quarter of 1998.


      On January 22, 1997, Starwood Mezzanine exercised its rights under the Class A Warrant to acquire 5,000,000 Class A Shares. After its exercise of the Class A Warrant, Starwood Mezzanine beneficially owned 5,000,000 shares of Class A Shares and

4,568,944 Units.   In addition,  SAHI, Inc. exercised its rights under the
Class B Warrant to acquire 2,500,000 Class B Shares. After its exercise of the Class B Warrant, SAHI Inc. beneficially owned 6,059,471 Shares of Class B Shares and 244,100 shares of Class A Shares. Each share of Class A Shares and Class B Shares is entitled to one vote per share. Upon exercise of the entire Class A and Class B Warrants, SAHI, SAHI, Inc., and Starwood Mezzanine jointly own 70% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, control 80% of the voting interest of the Trust. The Trust increased its capital by $5,025,000, and funds from this capitalization were utilized to purchase qualified short-term government securities.

  As more fully discussed in Note 8, subsequent to year end a recapitalization transaction was completed which significantly increased the Trust's equity.



NOTE 6 - INCENTIVE PLAN

 On September 26, 1996, the shareholders approved an incentive plan for Trustees and an incentive plan for employees. The Trustee plan provides for the issuance of up to 50,000 stock options and the employee plan provides for the grant of up to 377,500 shares in the form of stock options, share appreciation rights, restricted shares, and deferred shares. On September 26, 1996, 2,000 options were granted under the plan with an exercise price of $1.38 per share. On October 24, 1997, additional options to purchase 6,000 Class A Shares at an exercise price of $2.50 per share were granted. The options are fully vested.


NOTE 7 - INCOME TAXES:

 Although originally formed to qualify as a REIT under the Code for the purpose of making and acquiring various types of mortgage and other loans, during 1993 through 1997, the Trust failed to qualify as a REIT. As confirmed by a Closing Agreement with the Internal Revenue Service (the "IRS") obtained in March, 1998, the Trust will be eligible to and intends to elect to be taxed as a REIT for the tax year commencing on January 1, 1998. Because the Trust had net losses for income tax purposes in 1993 through 1997, the Trust does not owe any Federal income tax for such years.

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes as well as operating loss and tax credit carry forwards. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Given the limited nature of the Trusts' operations and assets and liabilities from 1993 through 1997, the only significant deferred tax assets are net operating loss carry forwards ("NOL's") which arose during such periods. Since the Trust intends to elect to be treated as a REIT for its tax year beginning January 1, 1998, it is anticipated that such NOL's will expire unutilized. Accordingly, no net value, after consideration of a 100% valuation allowance, has been reflected in these financial statements as of December 31, 1997 and 1996.


NOTE 8 - SUBSEQUENT EVENTS:

 Subsequent to year end, the Trust consummated certain transactions and entered into agreements which significantly recapitalize and expand the capital resources of the Trust as well as modify future operations including the following:

RECAPITALIZATION TRANSACTIONS

 As more fully discussed in Note 5, pursuant to a series of transactions beginning in March 1994 and including the exercise of certain warrants in January 1997, Starwood Mezzanine and certain entities affiliated with the general partners of Starwood Mezzanine (collectively, Starwood Mezzanine, Starwood Opportunity Fund IV, L.P. and other affiliates are referred to as ''Starwood'') acquired joint ownership of 70% and 100% of the outstanding Class A Shares and Class B Shares of the Trust, respectively, through which they controlled approximately 80% of the voting interests in the Trust as of December 31, 1997. Prior to the consummation of the Recapitalization Transactions (defined below), Starwood Mezzanine also owned 4,568,944 Units which represented the remaining 91.95% of the Partnership not held by the Trust, which were convertible into either cash, an additional 4,568,944 Class A Shares of the Trust, or a combination of the two, as determined by the Trust.

 On March 18, 1998, each outstanding Unit held by Starwood Mezzanine was exchanged for one Class A Share of the Trust and, concurrently, the Partnership was liquidated through a distribution of its net assets to the Trust, its then sole Partner.

 Simultaneously, Starwood Mezzanine and Starwood Opportunity Fund IV, L.P. (''SOF IV'') (an affiliate of the general partners of Starwood Mezzanine) consummated the transactions contemplated by the contribution agreement ("Contribution Agreement") among Mezzanine, SOF IV and the Trust to substantially recapitalize and increase the size of the Trust's assets and operations. Pursuant to the Contribution Agreement, Starwood Mezzanine contributed various real estate loan investments to the Trust in exchange for 55,148,000 Class A Shares and $25.5 million in cash, as adjusted. SOF IV contributed real estate loans and investments, $17.9 million in cash and certain letters of intent in exchange for 247,074,800 Class A Shares of the Trust and a cash payment of $324.3 million. Concurrently, the holders of the Class B Shares who are affiliates of the general partners of Starwood Mezzanine and SOF IV acquired 153,395,872 additional Class B Shares sufficient to maintain existing voting preferences pursuant to the Trust's Amended and Restated Declaration of Trust (the ''Declaration of Trust''). Immediately after these transactions, Starwood and its affiliates owned approximately 99.3% of the outstanding Class A shares of the Trust and 100% of the Class B Shares. (Collectively, the transactions described in this note are the ''Recapitalization Transactions'').

NEW CREDIT FACILITIES:

 On March 18, 1998 the Trust entered into bank credit agreements under which the Trust may currently borrow up to $625.0 million, with up to an additional $175.0 million available, subject to certain conditions, to fund loan originations (including the cash portion of the Recapitalization Transactions described above) and provide working capital to fund new loan originations and for other general corproate purposes. The credit agreement are comprised of a
i) a $500.0 million revolving credit facility which bears interest only payable monthly at LIBOR plus 1.5% and with outstanding principal due at maturity on March 13, 2001 and (ii) a $125.0 million Term Loan secured by the properties under long term operating lease which bears interest only payable monthly at LIBOR plus 1.5% and which matures on March 15, 1999. Availability of amounts to borrow under the revolving credit facility is subject to having sufficient assets includable as security under the line under a percentage Borrowing Base calculation. An aggregate of $8.0 million in loan fees relating to these arrangements were paid at closing of the Recapitalization Transactions. These fees will be amortized over the related loan terms.

 In anticipation of consummating these Financing transactions, effective on March 16, 1998, the Trust entered into LIBOR interest rate caps at 9% in the notional amounts of $125.0 million and $300.0 million expiring on March 16, 1999 and 2001, respectively, for an aggregate cost of $158,750.

MODIFICATION TO TRUST'S INVESTMENT POLICY

 As approved by the shareholders of the Trust in March 1998, the purpose and investment policy of the Trust is to acquire a diverse portfolio of debt and debt-like interests in real estate or real estate related assets, including to
(i) originate mortgage loans and/or acquire mortgage loans or acquire securities collateralized, in whole or in part, by mortgage loans, as well as make equity investments in real estate and real estate-related assets, (ii) acquire direct or indirect interests in short term, medium and long-term real estate-related debt securities and mortgage interests, which may include warrants, equity participations or similar rights incidental to a debt investment by the Trust,
(iii) make, hold and dispose of purchase money loans with respect to assets sold by the Trust, and (iv) acquire positions in non-performing and sub-performing debt for the purpose of either restructuring it as performing debt or, if such efforts are unsuccessful, of obtaining shortly thereafter primary management rights over or equity interests in the underlying assets securing such debt (the "Diversified Portfolio").

 The Trust is restricted from making certain types of investments as a result of the restrictions and conflicts described below (the "Investment Restrictions"). These restrictions may limit the flexibility of the Trust in implementing its investment policy. Specifically, without the amendment, termination or waiver of provisions of certain non-competition agreements between Starwood Capital Group, L.P. and Starwood Hotels & Resorts Trust, the Trust is prohibited from:
(i) making investments in loans collateralized by hotel assets where it is anticipated that the underlying equity will be acquired by the debt holder within one (1) year from the acquisition of such debt, (ii) acquiring equity interests in hotels (other than acquisitions of warrants, equity participations or similar rights incidental to a debt investment by the Trust or that are acquired as a result of the exercise of remedies in respect of a loan in which the Trust has an interest) or (iii) selling or contributing to or acquiring any interests in Starwood Hotels & Resorts Trust, including debt positions or equity interests obtained by the Trust under, pursuant to or by reason of the holding of debt positions.

 The Trust's authority with respect to the Diversified Portfolio includes the power to acquire, hold, own, develop, redevelop, construct, improve, maintain, operate, manage, sell, lease, rent, transfer, encumber, mortgage, convey, exchange and otherwise dispose of or deal with the Diversified Portfolio and the Diversified Portfolio may be held by the Trust directly or indirectly. The Diversified Portfolio may include controlling or non-controlling investments in or relating to any general category of real estate assets, including without limitation, hotel, office, mixed-use, retail, industrial, mini-storage and residential improvements to land, excluding any investments prohibited by the Investment Restrictions.

 The Trust currently plans to originate and make investments in various types of income producing commercial real estate and its investment program will emphasize senior and junior commercial mortgage loans, including mezzanine financing (i.e., capital representing the level between 65% and 90% of property values), higher yielding senior mortgage loans, non-performing or sub-performing loans and performing and non-performing subordinated interests ("Subordinated Interests") in commercial mortgage-backed securities ("CMBS"). The Trust anticipates that a majority of the investments to be held in its portfolio for the long-term will be structured so that the Trust's investment is subordinate to third party first mortgage debt but senior to the real estate owner/operator's equity position.

  The investment and financing policies of the Trust and its policies with respect to all other activities, including its growth, debt, capitalization, dividends and operating policies, will be determined by the Board of Trustees. Although the Board of Trustees has no present intention to do so, these policies may be amended or revised at any time and from time to time at the discretion of the Board of Trustees, without a vote of the Shareholders.

ADVISORY AGREEMENT

 In connection with the Recapitalization Transactions, the Trust and Starwood Financial Advisors, L.L.C. (the "Advisor") entered into an Advisory Agreement pursuant to which the Advisor manages the investment affairs of the Trust, subject to the Trust's purpose and investment policy, the Investment Restrictions and the directives of the Board of Trustees. The services provided by the Advisor include the following: identifying investment opportunities for the Trust; advising the Trust with respect to and effecting acquisitions and dispositions of the Trust's investments; monitoring, managing and servicing the Trust's loan portfolio; and arranging debt financing for the Trust. The Advisor will not act in a manner that is inconsistent with the express direction of the Board of Trustees and reports to the Board of Trustees and/or the officers of the Trust with respect to its activities.

 Commencing on the 90th day after the consummation of the Recapitalization Transactions, the Trust will pay to the Advisor a quarterly base management fee of 0.3125% (1.25% per annum) of the "Book Equity Value" of the Trust (as defined in the Advisory Agreement) determined as of the last day of each quarter, but estimated and paid in advance subject to recomputation. Fees to be paid in 1998 will be recognized ratably during the period from March 18, 1998 through December 31, 1998. As a result of the delayed commencement of the advisory fee, the operating results of the Trust for fiscal 1998 will be higher than they would have been if the advisory fee had not been deferred and therefore may not be reflective of future operating results of the Trust.

 In addition, commencing on the 90th day after the consummation of the Recapitalization Transactions, the Trust will pay the Advisor a quarterly incentive fee of five percent (5%) of the Trust's "Adjusted Net Income" (as defined in the Advisory Agreement) during each quarter that the Adjusted Net Income for such quarter restated and annualized as an annualized rate of return on the Trust's Book Equity Value for such quarter equals or exceeds the "Benchmark BB Rate" (as defined in the Advisory Agreement). The Advisor will be also be reimbursed for certain expenses it incurs on behalf of the Trust.

 The Advisory Agreement has an initial term of three years subject to automatic renewal for one year periods unless the Trust has been liquidated or a Termination Event (as defined in the Advisory Agreement and which generally includes violations of the Advisory Agreement by the Advisor, a bankruptcy event of the Advisor or the imposition of a material liability on the Trust as a result of the Advisor's bad faith, willful misconduct, gross negligence or reckless disregard of duties) has occurred and is continuing. In addition, the Advisor may terminate the Advisory Agreement on 60 days' notice to the Trust and the Trust may terminate the Advisory Agreement upon 60 days' written notice if a Termination Event has occurred or if the decision to terminate is based on affirmative vote of the holders of two-thirds or more of the voting shares of the Trust at the time outstanding.


1996 SHARE INCENTIVE PLAN

 The Trust amended and restated its stock option plan to provide a means of incentive compensation for officers, key employees, Trustees, consultants and advisors. Stock options, restricted stock awards and other performance awards may be granted under the Starwood Financial Trust 1996 Share Incentive Plan (the ''Plan''). Under the amended Plan, up to a maximum of 9.0% of the outstanding Class A Shares on a fully-diluted basis, as adjusted for subsequent issuances of Class A Shares, are reserved for issuance under the Plan. All grants of shares under the Plan, other than automatic grants to non-employee Trustees, will be at the sole discretion of the Board of Trustees or a specifically designated sub-committee of such Trustees. Approximately 14,963,057 options to purchase Class A Shares at $2.50 per share that are immediately exercisable were granted to the Advisor under the Plan upon consummation of the Recapitalization Transactions and future grants may be made to the Advisor or employees of the Trust in the future.

 An independent financial advisory firm estimated the value of these options at date of grant to be approximately $1.07 per share using a Black-Scholes valuation model. In the absence of comparable historical market information for the Trust, the advisory firm utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life of five years, a 35% volatility rate and an estimated dividend rate sufficient to maintain the Trust's status as a REIT (i.e. 95% of taxable income). Options issued to employees will be accounted for using the intrinsic method and, accordingly, no earnings charge will be reflected for options issued to direct employees since the exercise price approximates the concurrent exchange transaction price at date of grant. Options issued to the Advisor will be accounted for under the option value method and, accordingly, result in a charge to earnings upon consummation of the Recapitalization Transactions equal to the number of options allocated to the Advisor multiplied by the estimated value at consummation. The charge of approximately $16.0 million will be reflected in the Trust's first quarter 1998 financial results, however, such charge has been excluded from the pro forma financial information presented in this note, as it represents a non-recurring charge. Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Trustees.

 The following summary pro forma information includes the effects of the following transactions consummated in March, 1998: (i) Recapitalization Transaction, (ii) exchange of each outstanding Unit held by holders other than the Trust for one Class A Share, and (iii) liquidation and termination of the Partnership (iv) the borrowings necessary to consummate the aforementioned transactions. The pro forma balance sheet data is presented as if the transactions had been completed on December 31, 1997 and the pro forma operating data for the year ended December 31,1997 is presented as if the transactions had been completed on January 1, 1997.


                                   PRO FORMA
                            CONDENSED BALANCE SHEET
            (IN THOUSANDS, EXCEPT FOR NET INCOME PER CLASS A SHARE)


                                                          AS OF
                                                     DECEMBER 31, 1997
                                               ----------------------------

ASSETS:
Real estate investments                                 $1,073,877
Cash and cash equivalents                                    9,198
Other assets                                                13,601
                                                        ----------
                                                        $1,096,676
                                                        ==========

Debt obligations                                        $  350,000
Other liabilities                                            2,119
Accounts accrued expenses and payable                        2,351
                                                        ----------
Shareholders equity                                        742,206
                                                        ----------
                                                        $1,096,676
                                                        ==========

                                   PRO FORMA
                       CONDENSED STATEMENT OF OPERATIONS
            (IN THOUSANDS, EXCEPT FOR NET INCOME PER CLASS A SHARE)


                                                     FOR THE YEAR ENDED
                                                     DECEMBER 31, 1997
                                                     ------------------


REVENUE:
Interest income                                         $61,956
Prepayment and Participation Income                      25,137
Rental income                                            15,311
Other                                                       887
                                                       ---------
                                                        103,291
                                                       ---------
EXPENSES:                                                23,151
Interest expense                                          6,875
Depreciative                                              1,510
General and administrative                                8,143
Advisory fee                                              2,117
                                                       ---------
Other                                                    41,796
                                                       ---------
Pro forma net income                                    $61,495
                                                       ==========
Pro forma net income per Class A Share                  $  0.20
                                                       ==========
Weighted average number of Class A Shares Outstanding   314,342
                                                       ==========



 The pro forma financial information is not necessarily indicative of what the actual financial position and results of operations of the Trust would have been as of and for the periods indicated, nor does it purport to represent the future financial position or results of operations for future periods


NOTE 9 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth the selected quarterly financial data for the Trust (in thousands except for per share amounts).


                                                  QUARTER ENDED
                                          -------------------------------------
1997                                      12/31/97   9/30/97  6/30/97    3/31/97
----                                      --------   -------  -------    -------

Revenue                                    $1,181      $246     $220       $240

Net income/(loss)                            $(14)       $2       $5        $18

Net income/(loss) per Class A Share            $0        $0       $0      $0.01

Weighted average Class A Shares outstanding 7,550     7,550    7,550      6,328


1996                                      12/31/96   9/30/96  6/30/96    3/31/96
----                                      --------   -------  -------    -------

Revenue                                      $424       $35      $21         $8

Net loss                                     $(75)    $(246)    $(59)     $(197)

Net loss per Class A Share                 $(0.02)   $(0.10)  $(0.02)    $(0.08)

Weighted average Class A Shares outstanding 2,550     2,550    2,550      2,550

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                    PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS

          The current executive officers and Trustees of the Trust are listed below, together with their ages and all Trust positions held by them:



     Barry S. Sternlicht            37  Trustee and Chairman
     Jay Sugarman                   35  Trustee, President, and Chief Executive Officer
     Jeffrey G. Dishner(2)          33  Trustee
     Jonathan D. Eilian             30  Trustee
     Merrick R. Kleeman             34  Trustee
     Robin Josephs(1)(2)            38  Trustee
     William M. Matthes (1)         37  Trustee
     Kneeland C. Youngblood (1)(2)  42  Trustee
     Jerome C. Silvey               40  Chief Financial Officer and Secretary



(1)  Member of Compensation Committee
(2)  Member of the Audit Committee

     Mr. Barry S. Sternlicht became a Trustee of the Trust in March 1994 and was elected Chairman and Chief Executive Officer in September 1996 and resigned as Chief Executive Officer in November 1997. He is founder and General Manager of Starwood Capital Group, L.L.C. (together with its predecessor entities "Starwood Capital") and co-founder of its predecessor entities in 1991 and has been the President and Chief Executive Officer of Starwood Capital Group, L. P. since its formation in 1991. In addition, Mr. Sternlicht is currently the Chief Executive Officer, Chairman of the Board of Trustees of Starwood Hotels & Resorts Trust, Chairman of the Board of Directors of Starwood Hotels & Resorts Worldwide, Inc., a trustee of Equity Residential Properties Trust, a multi-family REIT and a director of U.S. Franchise Systems. Mr. Sternlicht is on the Board of Governors of NAREIT and is a member of the Urban Land Institute and of the National Multi-Family Housing Council. Mr. Sternlicht is a member of the Board of Directors of the Council for Christian and Jewish Understanding , is a member of the Young Presidents Organization, and is on the Board of Directors of Junior Achievement for Fairfield County, Connecticut. Mr. Sternlicht received a B.A. degree from Brown University, where he was elected to Phi Beta Kappa, and an MBA with distinction and honors from Harvard Business School in 1986.

     Mr. Jay Sugarman became Chief Executive Officer of the Trust in November 1997 and President and Trustee of the Trust in September 1996. Mr. Sugarman is Senior Managing Director of Starwood Capital and has been President of Starwood Mezzanine since November 1994. From 1990 through 1993, Mr. Sugarman managed a diversified, privately owned investment fund. Earlier in his career, Mr. Sugarman worked at First Boston Corporation and Goldman, Sachs & Co. Mr. Sugarman is a director of Commercial Guaranty Assurance, a financial insurance company, and WCI Communities, Inc., a residential developer in South Florida. Mr. Sugarman received a B.A. degree from Princeton University, where he received the Paul Volker award in economics and was nominated for valedictorian, and is a graduate of Harvard Business School, where he was a Baker Scholar.

     Mr. Jeffrey G. Dishner was elected a Trustee in March 1998. Mr. Dishner has been a Senior Vice President of Starwood Capital since September 1994. From 1993 through September 1994, Mr. Dishner was employed by the commercial mortgage finance group of J.P. Morgan & Co. Mr. Dishner obtained his M.B.A. during 1991 and 1992 and was employed by JMB Realty Corporation from 1987 through 1991. Mr. Dishner received a B.A. degree from the Wharton School of Finance at the University of Pennsylvania and an M.B.A. from the Amos Tuck School at Dartmouth College.

     Mr. Jonathan D. Eilian was elected a Trustee in March 1997.
Mr. Eilian has been a Managing Director of Starwood Capital since its formation in September, 1991. Prior to being a founding member of Starwood Capital, Mr. Eilian served as an Associate for JMB Realty Corporation, a real estate investment firm, and for The Palmer Group, L.P., a private investment firm specializing in corporate acquisitions. Mr. Eilian received a BA and MBA from Wharton School of Finance at the University of Pennsylvania.

     Mr. Merrick R. Kleeman was elected a Trustee in March 1998. Mr. Kleeman is a Managing Director of Starwood Capital. Prior to joining Starwood in August 1992, Mr. Kleeman was employed by the investment banking division of Merrill Lynch and by Coastal Management and Consultant, Inc., a real estate investment company. Mr. Kleeman received a B.A. degree in biology from Dartmouth College and an M.B.A. from the Harvard Business School, where he was a Baker Scholar.

     Ms. Robin Josephs was elected a Trustee in March 1998. Ms. Josephs currently advises real estate ventures. Ms. Josephs served as a Vice President at Goldman, Sachs & Co. from 1986 to 1996 in various capacities. Prior to working at Goldman,Sachs & Co., Ms. Josephs served as an analyst for Booz Allen & Hamilton in New York from 1982 to 1984. Ms. Josephs received a B.A. degree from the Wharton School at the University of Pennsylvania and an M.B.A.
from Columbia University.

     Mr. William M. Matthes was elected a Trustee in March 1988. Since April 1996, Mr. Matthes has been a partner of Behrman Capital, a New York and San

Francisco based private equity investment fund with in excess of $600 million of equity capital under management. From July 1994 to April 1996, Mr. Matthes was employed as Senior Vice President and Chief Operating Officer of Holsted Marketing, Inc., a credit card based direct marketing company. Mr. Matthes was a general partner of Brentwood Associates, a private equity investment firm, from 1986 to July 1994 and previously was employed as an analyst at Morgan Stanley & Co., Inc. Mr. Matthes is a director of Condor Systems, Inc., Behrman TMNG, Inc., Holsted Marketing, Inc. and Holsted, Inc.

     Mr. Kneeland C. Youngblood was elected a Trustee in March 1998. Mr. Youngblood is a Director of the United States Enrichment Corporation, an independently run, government-owned nuclear fuel corporation scheduled for privatization in 1998. He is also a fiduciary trustee for the $65 billion Teacher Retirement System of Texas ("TRS"), in which capacity he has responsibility for hiring investment advisors, determining asset allocations and formulating investment/benefit policies. As Chairman of the fund's Real Estate Committee, he has directed a major restructuring of the TRS portfolio, which has assets of $1.4 billion, and is responsible for considering and approving significant transactions within the portfolio. Mr. Youngblood is a Director of AMR Investments, a $15 billion investment fund and a division of American Airlines. He is currently involved in private investment and consulting and is a member of the Council on Foreign Relations.

     Mr. Jerome C. Silvey was elected as Chief Financial Officer of the Trust in September 1996 and Secretary of the Trust in March 1998. Mr. Silvey has been a Senior Vice President and the Chief Financial Officer of Starwood Capital since August 1993, after 13 years at Price Waterhouse LLP. Mr. Silvey has overall responsibilities for Starwood Capital's administration, MIS and finance. He is a certified public accountant and President of the Board of Directors of the Stamford Museum. Mr. Silvey is a graduate of Colgate University and received his M.B.A. from Rutgers Graduate School of Management in 1980.

        INFORMATION REGARDING THE BOARD OF TRUSTEES AND ITS COMMITTEES

      AUDIT AND COMPENSATION COMMITTEES INTERLOCKS AND INSIDER PARTICIPATION. The Board of Trustees has delegated a portion of its authority to a three-member Audit Committee and a three-member Compensation Committee. The Audit Committee makes recommendations to the Board of Trustees concerning the selection of the Trust's independent auditors, oversees the financial reporting process, develops and approves plans for the annual duties of the Trust, reviews fees charged by the independent auditors, reviews the scope and results of the auditors' reports and reviews and monitors the implementation of suggestions made by the independent auditors. The Audit Committee is kept apprised by management of the Trust's internal control procedures. The Audit Committee also reviews and monitors non-audit services provided by the independent auditors. The Compensation Committee oversees, reviews and approves the compensation of the Trustees and officers of the Trust. The Compensation Committee's responsibilities also include the administration of the Trust's incentive plans. Messrs. Dishner and Youngblood and Ms. Josephs currently serve on the Audit Committee with Mr. Youngblood serving as Chairman. Messrs. Matthes and Youngblood and Ms. Josephs currently serve on the Compensation Committee with Ms. Josephs serving as Chairman.

ITEM 11.  EXECUTIVE COMPENSATION

     REMUNERATION OF TRUSTEES. Each Trustee who is not also an officer of the Trust or of Starwood, receives a fee of $20,000 per year, which is paid quarterly. Each of the unaffiliated Trustees also receives an additional fee of $1,000 for each meeting of the Board of Trustees which he or she attends in person, $750 for each meeting of the Board of Trustees which he or she attends telephonically, and $500 for each Audit or Compensation Committee meeting which he or she attends, either personally or telephonically. Trustees are also reimbursed for any expenses incurred in attending such meetings or incurred as a result of other work performed for the Trust.

     Prior to the Recapitalization Transaction, as of the date of each Annual Meeting of Shareholders at which a Trustee was reelected, each Trustee of the Trust who is not also an officer or employee of the Trust or an affiliate (a "Non-employee Trustee") and who was elected on September 26, 1996, received an option to purchase 1,000 Class A Shares pursuant to the the Trust 1996 Trustees' Share Incentive Plan (the "Trustees Plan"). A Non-Employee Trustee who is appointed or elected after September 26, 1996 received an Option to purchase 1,000 Class A Shares as of the date of his or her initial appointment or election, and receives an Option to purchase and additional 1,000 Class A Shares on each anniversary of the initial grant date provided that the individual is a
Non-Employee Trustee on such date.   The purchase price of each Class A Share
under the Option was the fair market value of a Class A Share on the date of grant, and such Options are fully vested and immediately exercisable. The Trustee Plan provided that Options expire on the earlier of (i) ten years after the grant date, (ii) the first anniversary of the Non-Employee Trustee's termination of service because of death or disability, (iii) three months after the Non-Employee Trustee's termination of service because of death, disability, or cause, and (iv) the date that the Non-Employee Trustee's service on the Board voluntarily terminates or is terminated. Fair Market Value means the closing price per share for each Class A Share on the relevant date, as reported by the
American Stock Exchange.   During 1997, there were three Trustees participating
in the Trustee's Plan.   Options to purchase 2,000 Class A Shares were granted
on September 26, 1996 with an exercise price of $1.38 per share. An additional 6,000 options to purchase Class A Shares were granted on October 24, 1997 with an exercise price of $2.50 per share.

     The Trustees Plan and the Trust's 1996 Share Incentive Plan were amended and restated in to a new incentive plan (the "Incentive Plan") on March 13, 1998. The Incentive Plan provides an automatic grant of options to purchase Class A Shares to Non-Employee Trustees. Generally, under the Incentive Plan each individual who is first elected or continuing as a Non-Employee Trustee as of the close of the Annual Meeting of Shareholders will receive an option to purchase 10,000 Class A Shares. Each individual who is first elected or appointed as a Non-Employee Trustee on a date other than the date of an Annual Meeting of Shareholders, shall be granted an option to purchase 10,000 Class A Shares, reduced to reflect the portion of the period elapsed since the last grant to Trustee.

The exercise price of the shares subject to the option shall be the fair market value of a Class A Share on the grant date. Such options shall be fully vested and expire ten years after the grant date, without regard to whether the Trustee ceases to be a member of the Board of Trustees prior to such date.

      EXECUTIVE OFFICERS' COMPENSATION. For the year ended December 31, 1997, neither Mr. Sternlicht nor Mr. Sugarman received compensation for their services as Chief Executive Officer of the Trust or for serving on the Board of Trustees for the same period. No other executive officer of the Trust received compensation from the Trust during the year ended December 31, 1997.


                               SUMMARY COMPENSATION TABLE




                                                                            Annual             All Other

                                                                        Compensation        Compensation (1)
                                                                        ------------  -----------------------
Name and Principal Position                             Year               Salary
----------------------------                            ----               ------

Jay Sugarman, Chief Executive Officer (2)                1997                $0                      $0

                                                         1996                $0                      $0

                                                         1995                $0                      $0

Barry S. Sternlicht, Chief Executive Officer (2)         1997                $0                      $0

                                                         1996                $0                 $ 9,000

                                                         1995                $0                 $12,000


(1) Represents Trustee Fees

(2) Mr. Sternlicht resigned as Chief Executive Officer in November 1997. Mr. Sugarman was elected Chief Executive Officer of the Trust in November 1997 and received no compensation from the Trust in 1995, 1996 or 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The following table sets forth information as of March 18, 1998 with respect to any Class A Shares owned by Trustees and individual shareholders known to be the beneficial owner of more than 5% of the issued and outstanding voting securities of the Trust. There are no other Trustees or executive officers of the Trust who beneficially own either Class A or Class B Shares.


                                                                                               AMOUNT AND
                                                                                               NATURE OF                  PERCENT
                                                                                               BENEFICIAL                    OF
   TITLE OF CLASS                     NAME OF BENEFICIAL OWNER                                OWNERSHIP (1)                CLASS
-----------------------         -------------------------------------------------------       -------------         ---------------
Class A Shares               Starwood Mezzanine Investors, L.P., Three Pickwick Plaza,           64,716,944               20.6
                             Suite 250, Greenwich, CT 06830

Class A Shares               Starwood Mezzanine Holdings, L.P., Three Pickwick Plaza,            64,716,944     (2)        20.6
                             Suite 250, Greenwich, CT 06830

Class A Shares               Starwood Capital Group I, L.P., Three Pickwick Plaza, Suite         68,077,197     (3)        21.4
                             250, Greenwich, CT 06830

Class A Shares               BSS Capital Partners, L.P., Three Pickwick Plaza, Suite 250,        68,077,197     (4)        21.4
                             Greenwich, CT 06830

Class A Shares               Sternlicht Holdings II, Inc., Three Pickwick Plaza, Suite           68,077,197     (5)        21.4
                             250, Greenwich, CT 06830

Class A Shares               Starwood Financial Advisors, L.L.C., Three Pickwick Plaza,          14,963,057     (6)         4.5
                             Suite 250, Greenwich, CT 06830

Class A Shares               SOFI-IV SMT Holdings, L.L.C., Three Pickwick Plaza, Suite          247,074,800                78.6
                             250, Greenwich, CT 06830

Class A Shares               Starwood Opportunity Fund IV, L.P., Three Pickwick Plaza,          247,074,800     (7)        78.6
                             Suite 250, Greenwich, CT 06830

Class A Shares               SOFI IV Management, L.L.C., Three Pickwick Plaza, Suite 250,       247,074,800     (8)        78.6
                             Greenwich, CT 06830

Class A Shares               Starwood Capital Group, L.L.C., Three Pickwick Plaza, Suite        265,398,110     (9)        79.8
                             250, Greenwich, CT 06830

Class A Shares               B Holdings, L.L.C., Three Pickwick Plaza, Suite 250,                 3,360,252    (10)         1.1
                             Greenwich, CT 06830

Class A Shares               SAHI Partners, Three Pickwick Plaza, Suite 250,                        244,100
                             Greenwich, CT 06830

Class A Shares               SAHI, Inc., Three Pickwick Plaza, Suite 250,                           244,100    (11)
                             Greenwich, CT 06830

Class A Shares               Barry Sternlicht, Three Pickwick Plaza, Suite 250, Greenwich,      330,359,154    (12)        99.3
                             CT 06830

Class A Shares               Robin Josephs, c/o Starwood Capital Group, L.L.C., Three                15,000    (13)
                             Pickwick Plaza, Suite 250, Greenwich, CT 06830


                                                                                               AMOUNT AND
                                                                                               NATURE OF                  PERCENT
                                                                                               BENEFICIAL                    OF
   TITLE OF CLASS                     NAME OF BENEFICIAL OWNER                                OWNERSHIP (1)                CLASS
-----------------------         -------------------------------------------------------       -------------         ---------------

Class A Shares                  William Matthes, c/o Starwood Capital Group, L.L.C., Three           10,000               (13)
                                Pickwick Plaza, Suite 250, Greenwich, CT 06830

Class A Shares                  Kneeland C. Youngblood, c/o Starwood Capital Group, L.L.C.,          10,000               (13)
                                Three Pickwick Plaza, Suite 250, Greenwich, CT 06830

Class B. Shares                 B Holdings, L.L.C., Three Pickwick Plaza, Suite 250,            164,652,401    (14)     100.0
                                Greenwich, CT 06830

Class B Shares                  Starwood Opportunity Fund II, L.P., Three Pickwick Plaza,       164,652,401    (15)     100.0
                                Suite 250, Greenwich, CT 06830

Class B Shares                  Starwood Capital Group I, L.P., Three Pickwick Plaza, Suite     164,652,401    (16)     100.0
                                250, Greenwich, CT 06830

Class B Shares                  BSS Capital Partners, L.P., Three Pickwick Plaza, Suite 250,    164,652,401    (17)     100.0
                                Greenwich, CT 06830

Class B Shares                  Sternlicht Holdings, II, Inc., Three Pickwick Plaza, Suite      164,652,401    (18)     100.0
                                250, Greenwich, CT 06830

Class B Shares                  Starwood Capital Group, L.L.C., Three Pickwick Plaza, Suite     164,652,401    (19)     100.0
                                250, Greenwich, CT 06830

Class B Shares                  Barry Sternlicht, Three Pickwick Plaza, Suite 250, Greenwich,   164,652,401    (20)     100.0
                                CT 06830

Class A Shares                  All Executive Officers and Trustees as a group (9 persons)      330,394,154    (21)      99.3

Class B Shares                  All Executive Officers and Trustees as a group (9 persons)      164,652,401    (22)     100.0

____________________________

(1) Except as otherwise indicated and subject to applicable community property laws and similar statutes, the person listed as beneficial owner of shares has sole voting power and dispositive power with respect to the shares.

(2) Starwood Mezzanine Holdings, L.P. ("Starwood Holdings") is a general partner of Mezzanine.

(3) Starwood Capital Group I, L.P., is (a) a general partner of Mezzanine, (b) the general partner of Starwood Holdings, which is the other general partner of Mezzanine, and (c) the general partner of Starwood Opportunity Fund II, L.P. (SOFI II"), which is a member of B Holdings, L.L.C. ("BLLC"). BLLC beneficially owns 3,207,569 Class A Shares issuable upon conversion of 157,170,872 Class B Shares and 52,684 Class A Shares issuable upon conversion of 7,481,529 Class B Shares issuable upon the exercise of options for 14,693,057 Class A Shares.


(4) BSS Capital Partners, L.P. is the general partner of Starwood Capital Group I, L.P., which is (a) a general partner of Mezzanine, (b) the general partner of Starwood Holdings, which is the other general partner of Mezzanine, and (c) the general partner of SOFI II, which is a member of BLLC.

(5) Sternlicht Holdings II, Inc. is the general partner of BSS Capital Partners, L.P., which is the general partner of Capital Group I, L.P., which is (a) a general partner of Mezzanine, (b) the general partner of Starwood Holdings, which is the other general partner of Mezzanine, and (c) the general partner of SOFI II, which is a member of BLLC.

(6) Includes 14,963,057 Class A Shares issuable upon exercise of outstanding options.

(7)  SOF IV is the sole member and manager of SOFI-IV SMT Holdings, L.L.C.
     ("SMT").

(8) SOF IV Management, L.L.C. is the general partner of SOF-IV, which is the sole member and manager of SMT.

(9) Starwood Capital Group, L.L.C. is (a) the general manager of the Advisor, (b) the general manager of BLLC, and (c ) the general manager of SOFI IV Management, L.L.C., which is the general partner of SOF IV, which is the sole member and general manager of SMT. The
     Advisor beneficially owns 14,963,057 Class A Shares issuable upon exercise of options.

(10) Respresnts 3,207,569 Class A Shares issuable upon conversion of 157,170,872 Class B Shares and 52,684 Class A Shares issuable upon conversion of 7,481,529 Class B Shares issuable upon the exercise of options to purchase 14,693,057 Class A Shares.

(11) SAHI, Inc. is a general partner of SAHI Partners.

(12) Represents 68,077,197 Class A Shares beneficially owned by Sternlicht Holdings II, Inc., of which Mr. Sternlicht is a 100% owner, 244,100 Class A Shares beneficially owned by SAHI, Inc., of which Mr. Sternlicht is a controlling shareholder, and 265,398,100 Class A Shares beneficially owned by Starwood Capital Group, L.L.C., of which Mr. Sternlicht is the general manager.

(13) Includes 10,000 Class A Shares issuable upon the exercise of outstanding options. Ms. Josephs, Mr. Matthes and Mr. Youngblood each owns less than 0.1% of the Class A Shares.

(14) Includes 7,481,528 Class B Shares issuable upon exercise of options to purchase 14,963,057 Class A Shares held by the Advisor.

(15)    Starwood Opportunity Fund II is a member of BLLC.

(16) Starwood Capital Group I, L.P. is the general partner of SOFI II, which is a member of BLLC.

(17) BSS Capital Partners, L.P. is the general partner of Starwood Capital Group I, L.P., which is the general partner of SOFI II, which is a member of BLLC.

(18) Sternlicht Holdings II, Inc. is the general partner of BSS Capital Partners, L.P., which is the general partner of Starwood Capital Group I, L.P., which is the general partner of Starwood Capital Group I, L.P., which is the general partner of SOFI II, which is a member of BLLC.

(19)    Starwood Capital Group, L.L.C. is a general manager of BLLC.

(20) Barry Sternlicht is the general manager of Starwood Capital Group, L.L.C., which a general manager of BLLC.

(21) Represents 330,359,154 Class A Shares beneficially owned by Barry S. Sternlicht, 15,000 Class A Shares beneficially owned by Robin Josephs, 10,000 Class A Shares beneficially owned by William Matthes, and 10,000 Class A Shares beneficially owned by William Matthes, and 10,000 Class A Shares beneficially owned by Kneeland Youngblood.

(22) Represents 164,652,401 Class A Shares beneficially owned by Barry S. Sternlicht.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 On January 22, 1997, Mezzanine exercised its rights under the Warrant to acquire 5,000,000 Class A Shares. Each of the Starwood Trustees and Officers has a direct and/or indirect interest in each of Mezzanine, SOFI II, SOF IV and the Advisor. In addition, upon consummation of the Recapitalization Transaction and conversion of the Units, Mezzanine owned 20.59 % of the outstanding Class A Shares and SOF IV owned 78.6% of the outstanding Class A Shares.

 On March 18, 1998, the Trust, Mezzanine and SOF IV consummated the Recapitalization Transactions, the Trust and the Advisor entered into the Advisory Agreement, Mezzanine's Units in the Partnership were exchanged for Class A Shares and the Advisor was granted immediately exercisable options to purchase 14, 963,057 Class A Shares for $2.50 per share. See "Recapitalization Transaction" and "Advisory Agreement." These transactions had been approved by the shareholders of the Trust at the March 13, 1998 Shareholder Meeting. The Recapitalization Transactions, the Advisory Agreement and the grant of options to the Advisor were approved by the members of the Board of Trustees who are unaffiliated with Mezzanine, SOF IV and the Advisor.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

  (a) Listed below are all financial statements filed as part of this 10-K and herein included.



                                                                       Page No.
                                                                       --------

        Consolidated Balance Sheets at December 31, 1997 and 1996        22

        Consolidated Statements of Operations for each of the
           three years in the period ended December 31, 1997             23

        Consolidated Statements of Changes in Shareholders'
           Equity for each of the three years in the period
             ended December 31, 1997                                     24

        Consolidated Statements of Cash Flows for each of the
           three years in the period ended December 31, 1997             25

        Notes to Consolidated Financial Statements                       26


(b)  A report on Form 8-K was filed during the last quarter of the year
       ending December 31, 1997 as follows:                               -

     On December 19, 1997 a report on Form 8-K was filed to indicate a change in independent accountants.

     On April 2, 1998 a report on Form 8-K was filed in connection with the Recapitalization Transactions.

(c)  Exhibits required by Item 601 of Regulation S-K:                     -
       Refer to Exhibit Index on page 41 of this report.

(d)  Supplemental schedules required by Regulation S-X are omitted because they are not applicable or because the required
      information is shown in the financial statements.                   -

                            STARWOOD FINANICAL TRUST
                                 EXHIBIT INDEX


      EXHIBIT NUMBER                            DESCRIPTION OF EXHIBIT
      --------------                            ----------------------


     3.1        Amended and Restated Declaration of Trust of Starwood Financial
                Trust.

     10.1 Amended and Restated Registration Rights Agreement dated March 18, 1998 among Starwood Financial Trust and Starwood Mezzanine Investors, L.P, SAHI Partners and SOFI-IV SMT Holdings, L.L.C.

     10.2       Starwood Financial Trust 1996 Share Incentive Plan.

     10.3 Contribution Agreement dated as of February 11, 1998, between Starwood Financial Trust, Starwood Mezzanine Investors, L.P. and Starwood Opportunity Fund IV, L.P.

     10.4 Second Amended and Restated Shareholder's Agreement dated March 18, 1998 among B Holdings, L.L.C. SAHI Partners, Starwood Mezzanine Investors, L.P., SOFI- IV SMT Holdings, L.L.C., and Starwood Financial Trust.

     10.5 Investment Advisory Agreement dated as of March 18, 1998 between Starwood Financial Trust and Starwood Financial Advisors, L.L.C.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               STARWOOD FINANCIAL TRUST
                               ------------------------
                               Registrant



Date   April 2, 1998            /s/ Jay Sugarman
                               ------------------
                                Jay Sugarman
                                Chief Executive Officer and President


       Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.


Date   April 2, 1998            /s/ Barry S. Sternlicht
                                ------------------------
                               Barry S. Sternlicht
                               Trustee and Chairman of Board of Trustees


Date   April 2, 1998            /s/ Jay Sugarman
                               -----------------
                               Jay Sugarman
                               Trustee, President and Chief Executive Officer


Date   April 2, 1998            /s/ Jeffrey G. Dishner
                               ----------------------
                               Jeffrey G. Dishner
                               Trustee


Date   April 2, 1998            /s/ Jonathan D. Eilian
                               ------------------------
                               Jonathan D. Eilian
                               Trustee


Date   April 2, 1998            /s/ Merrick R. Kleeman
                               -------------------------
                               Merrick R. Kleeman
                               Trustee


Date   April 2, 1998            /s/ Robin Josephs
                               -------------------
                               Robin Josephs
                               Trustee


Date   April 2, 1998            /s/ William M. Matthes
                               ---------------------------
                               William M. Matthes
                               Trustee


Date   April 2, 1998            /s/ Kneeland C. Youngblood
                               ---------------------------
                               Kneeland C. Youngblood
                               Trustee


Date   April 2, 1998            /s/ Jerome C. Silvey
                               ---------------------
                               Jerome C. Silvey
                               Chief Financial Officer and Secretary
                               (Principal Financial and Accounting Officer)