Form 10-Q
period 1998-03-31
STARWOOD FINANCIAL TRUST
filed 1998-05-14
CIK 831972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period March 31, 1998

                                        OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to____________________

                           Commission File No. 1-10150

                            STARWOOD FINANCIAL TRUST
             (Exact name of registrant as specified in its charter)

                     California                           95-6881527
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)            Identification Number)

            1114 Avenue of the Americas                      10036
                New York, NY 10036                         (Zip Code)
      (Address of principal executive offices)

Registrant's telephone number, including area code: (212) 930-9400

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Exchange on
       Title of each class:                      which registered:
       --------------------                      -----------------
 Class A Shares, $1.00 par value              American Stock Exchange

Securities  registered pursuant to
Section 12(g) of the Act:                                None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES |X|   NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q |X|.

      As of May 11, 1998, there were 314,341,744 Shares of Starwood Financial Trust Class A, $1.00 par value, outstanding.

                            Starwood Financial Trust

                               Index to Form 10-Q

                                                                            Page
                                                                            ----
PART I.   Consolidated Financial Information.................................  3

  ITEM 1. Consolidated Balance Sheet at March 31, 1998 and
               December 31, 1997.....3

          Consolidated Statements of Operations - For the
               three months ended March 31, 1998 and 1997....................  4

          Consolidated Statement of Changes in Shareholders' Equity -
               For the three months ended March 31, 1998.....................  5

          Consolidated Statements of Cash Flows - For the three
               months ended March 31, 1998 and 1997..........................  6

          Notes to Consolidated Financial Statements ........................  7

  ITEM 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................... 14

PART II.  Other Information.................................................. 16

  ITEM 2. Changes in Securities and Use of Proceeds.......................... 16

  ITEM 4. Submission of Matters to a Vote of Security Holders................ 18

  ITEM 6. Exhibits and Reports on Form 8-K................................... 20

          Signatures......................................................... 21

PART I - FINANCIAL INFORMATION:  STARWOOD FINANCIAL TRUST

  ITEM 1.  FINANCIAL STATEMENTS

                            Starwood Financial Trust
                          Consolidated Balance Sheets
                                 (In thousands)

                                                     March 31,      December 31,
                                                        1998            1997*
                                                    -----------     -----------
                                                    (unaudited)
                                     ASSETS
Real estate and related investments (Note 3)        $ 1,074,035     $    11,175
Cash and cash equivalents                                42,154             296
Accrued interest and rent receivable                      6,953              58
Deferred expenses and other assets                       12,774           1,912
                                                    -----------     -----------
    Total assets                                    $ 1,135,916     $    13,441
                                                    ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses
  and other liabilities                             $     1,330     $     1,915
Debt obligation                                         385,630
                                                    -----------     -----------
Total liabilities                                       386,960           1,915
                                                    -----------     -----------
Minority interest in the Partnership                         --           5,175
                                                    -----------     -----------
Commitments and contingencies                                --              --

Shareholders' equity:
Class A Shares (314,341,744 and
    7,550,000 shares issued and
    outstanding, $1.00 par value,
    unlimited shares authorized,
    respectively)                                       314,342           7,550
Class B Shares (157,170,872 and
    3,775,000 shares issued and
    outstanding, $.01 par value,
    unlimited shares authorized,
    respectively)                                         1,572              38
Net unrealized loss on "available-for-sale"
    investments                                            (129)           (162)
Additional paid in capital                              438,121              --
Distributions in excess of net earnings                  (4,950)         (1,075)
                                                    -----------     -----------
    Total Shareholders' equity                          748,956           6,351
                                                    -----------     -----------
    Total liabilities and Shareholders'
       equity                                       $ 1,135,916     $    13,441
                                                    ===========     ===========

* Reclassified to conform to 1998 presentation.

    The accompanying notes are an integral part of the financial statements.

                            Starwood Financial Trust
                      Consolidated Statements of Operations
                      (In thousands except per share data)

                                                                   For the
                                                             Three Months Ended
                                                                   March 31,
                                                           --------------------
                                                              1998        1997

                                                                 (unaudited)
Revenue:
    Interest income                                        $  3,293    $    238
    Rental income                                               524          --
    Other income                                                149           2
                                                           --------    --------
         Total revenue                                        3,966         240
                                                           --------    --------
Costs and expenses:
    Stock option compensation expense (Note 5)                5,985          --
    Interest expense                                          1,096          --
    Depreciation and amortization                               195          --
    General and administrative                                  281          76
    Advisory fees                                               230          --
                                                           --------    --------
         Total costs and expenses                             7,787          76
                                                           --------    --------

Net income (loss) before minority interest                   (3,821)        164

Minority interest of Limited Partnership
  interests in the Partnership                                  (54)       (146)
                                                           --------    --------
Net income (loss)                                          $ (3,875)   $     18
                                                           ========    ========
Basic and diluted earnings (loss) per
  Class A Share                                            $  (0.07)   $   0.01
                                                           ========    ========

Weighted average number of Class A Shares
  outstanding (in thousands)                                 51,864       6,328
                                                           ========    ========

    The accompanying notes are an integral part of the financial statements.

                            Starwood Financial Trust
           Consolidated Statements of Changes in Shareholders' Equity
                                 (In thousands)
                   For the Three Months Ended March 31, 1998
                                  (unaudited)

                                                    Par Value               Net                 Distributions
                                              ----------------------    Unrealized   Additional   in Excess
                                               Class A       Class B     Losses on    Paid-In      Of Net
                                               Shares        Shares     Investments   Capital      Earnings     Total
                                              ---------    ---------    -----------   -------      --------   ---------
Balance of December 31, 1997*                 $   7,550    $      38    $    (162)   $      --   $  (1,075)   $   6,351

Recapitalization Transactions (Note 5)          306,792        1,534                   432,136                  740,462

Issuance of Options to the Advisor (Note 5)                                              5,985                    5,985

Change in net unrealized gains
  (losses) on investments                                                      33                                    33

Net loss for the period                                                                             (3,875)      (3,875)
                                              ---------    ---------    ---------    ---------   ---------    ---------
Balance as of March 31, 1998                  $ 314,342    $   1,572    $    (129)   $ 438,121   $  (4,950)   $ 748,956
                                              =========    =========    =========    =========   =========    =========

*  Reclassified to conform to 1998 presentation.

   The accompanying notes are an integral part of the financial statements.

                            Starwood Financial Trust
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                             For the Three Months Ended
                                                                     March 31,
                                                               ----------------------
                                                                  1998         1997
                                                               ---------    ---------
Cash flows from operating activities:
Net income (loss)                                              $  (3,875)   $      18
Adjustments to reconcile net (loss)
  income to cash flows provided
  by operating activities:
     Minority Interest                                                54          146
     Non-cash expense for options issued to Advisor (Note 5)       5,985
     Depreciation and amortization                                   429
     Changes in Assets and Liabilities:
          Decrease in accrued interest and rent receivable           556
          Increase in deferred expenses and other assets          (2,175)        (138)
          Decrease in accounts payable, accrued
              expenses and other liabilities                        (585)          (2)
                                                               ---------    ---------
     Cash flows provided by operating activities                     389           24
                                                               ---------    ---------

Cash flows from investing activities:
          Net cash out flow for the Recapitalization
            Transactions (Notes 2 & 5)                          (334,916)          --
          Investments in real estate and related investments      (3,140)      (6,019)
          Principal collections from real estate investments       1,048           60
                                                               ---------    ---------
          Cash flows used in investing activities               (337,008)      (5,959)
                                                               ---------    ---------

Cash flows from financing activities:
          Proceeds from issuance of Class B Shares                 1,534
          Net borrowings under revolving credit facility         225,000
          Borrowings under term loan                             125,000
          Borrowings under asset repurchase agreements            35,630
          Deferred financing costs                                (8,687)
          Exercise of warrants                                                  4,924
                                                               ---------    ---------
          Cash flows provided by financing activities            378,477        4,924
                                                               ---------    ---------

Increase (decrease) in cash and cash equivalents                  41,858       (1,011)
Cash and cash equivalents at beginning of period                     296        1,888
                                                               ---------    ---------

Cash and cash equivalents at end of period                     $  42,154    $     877
                                                               =========    =========
Supplemental disclosure of cash flow information:
          Cash paid during the period for interest             $      --    $      --
                                                               =========    =========

    The accompanying notes are an integral part of the financial statements.

                            Starwood Financial Trust
                   Notes to Consolidated Financial Statements

Note 1 - Organization and Business

      Starwood Financial Trust (the "Trust"), formerly known as Angeles Participating Mortgage Trust, was formed for the purpose of originating and acquiring various types of mortgage and other real estate related investments. During 1993 through 1997, the Trust failed to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). However, pursuant to a Closing Agreement with the Internal Revenue Service (the "IRS") obtained in March 1998, the Trust will be eligible to and intends to elect to be taxed as a REIT for the taxable year beginning January 1, 1998.

      Through a series of transactions during 1994 and 1996, Starwood Mezzanine Investors, L.P. ("Starwood Mezzanine") and certain affiliates of the general partner of Mezzanine acquired control of the Trust. As described in Note 5, in March 1998, the shareholders of the Trust voted to change the purpose and investment policy of the Trust.

      On September 26, 1996, the Trust became the sole general partner of the APMT Limited Partnership (the "Partnership") (see Notes 4 and 5). As discussed in Note 5, on March 18. 1998, all the outstanding interests in the Partnership not held by the Trust were exchanged for additional Class A Shares of the Trust, the Trust became the sole partner of the Partnership and the Partnership was terminated.

      Also as more fully described in Note 5, pursuant to the concurrent approval through a shareholder vote on March 18, 1998, the Trust entered into a series of transactions which, among other things, substantially recapitalized the Trust and modified its investment policy.

Note 2 - Summary of Significant Accounting Policies

      Basis of accounting and presentation - The accompanying audited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and article 10, Rule 10-01 of Regulations S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of the Trust, its subsidiaries, and the Partnership.

      In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the Trust's financial condition at March 31, 1998 and, the results of its operations, changes in stockholders' equity and its cash flows for the three month period ended March 31, 1998 and 1997. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

      Cash and cash equivalents - Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

      Non-cash activity - During the three month period ended March 31, 1998, the Trust had significant non-cash activity including (i) conversion of Units in the Partnership representing minority interests in these consolidated financial statements to Class A Shares (see Note 5), (ii) issuance of options to the Advisor to acquire Class A Shares of the Trust (see Note 5) and (iii) a portion of the acquisition of real estate investments as part of the Recapitalization Transactions (see Note 5) in exchange for the issuance of new Class A Shares. The cash portion of the Recapitalization Transactions is as follows (in thousands):

   Acquisition of real estate investments                        $(1,061,006)
   Acquired accrued interest and rent receivable                      (7,451)
   Par value of Class A Shares issued                                302,223
   Additional paid in capital on Class A Shares issued               431,318
                                                                 -----------
   Net cash outflow for the Recapitalization Transactions        $  (334,916)
                                                                 ===========

      Income taxes - The Trust did not qualify as a REIT from 1993 through 1997; however, it did not incur any material tax liabilities as a result of its operations. See Note 4 to these consolidated financial statements for more information.

      As confirmed in a Closing Agreement with the IRS obtained in March, 1998, the Trust is eligible and intends to elect to be taxed as a REIT for its taxable year beginning January 1, 1998. As a REIT, the Trust will be subject to income taxation at corporate rates on its REIT taxable income, however, the Trust is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Trust to taxation at the shareholder level only. For income tax purposes, the Trust reports revenue and expenses on the accrual method.

      Earnings (loss) per Class A Share - The basic earnings per $1.00 par value Class A Share of the Trust ("Class A Share") was based upon 51,864,000 and 6,328,000 weighted average shares outstanding during each of the three month periods ended March 31, 1998 and 1997, respectively, after deduction of the 1% interest of the $.01 par value Class B Shares of the Trust ("Class B Shares") (see Note 5). Fully diluted earnings per Class A Share for the three-month period ended March 31, 1998 equals basic earnings per Class A Share because inclusion of convertible securities (Units and options) outstanding during the period would be anti-dilutive. Fully diluted earnings per Class A Share for the three-month period ended March 31, 1997 approximates basic earnings per Class A Share.

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

      New Accounting Pronouncements - In February 1997, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the standard for computing earnings per share and makes them comparable with international earnings per share standards. The statement replaces primary earnings per share with basic earnings per share ("Basic EPS") and fully diluted earnings per share with diluted earnings per share ("Diluted EPS"). Basic EPS is computed based on the income applicable to Class A Shares (which is net loss reduced by the dividends on preferred shares) divided by the weighted-average number of Class A Shares outstanding during the period. Diluted EPS is based on the net earnings applicable to Class A Shares plus dividends on convertible preferred shares, divided by the weighted average number of Class A Shares and dilutive potential Class A Shares that were outstanding during the period. Dilutive potential Class A Shares include the convertible preferred shares and dilutive share options. The Trust adopted this accounting standard effective December 31, 1997, as required.

      In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Trust was not previously required to present comprehensive income or the components therewith under generally accepted accounting principles. The Trust intends to adopt the requirements of this pronouncement in its financial statements for the year ending December 31, 1998. The adoption of SFAS 130 has not had a material impact on the Trust's Financial Statement disclosures.

      In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Trust intends to adopt the requirements of this pronouncement in its financial statements for the year ended December 31, 1998. The adoption of SFAS No. 131 has not had a material impact on the Trust's financial statement disclosures.

Note 3 - Real Estate and Related Investments

The following is a summary description of the Trust's current investments including those assets contributed to the Trust in the Recapitalization Transactions described in Note 5:

                                                                                Trust's
                                    Current     Original                 Carrying value as of
                                   Number of   Balance of   Principal   ----------------------    Original
     Type of         Underlying    Borrowers   Commitment   Balances    March 31,  December 31,  Maturities
  Loan/Borrower     Property Type  In Class      Amount    Outstanding    1998        1997         Dates
  -------------     -------------  --------      ------    -----------   -------   -----------     -----
Senior mortgages     Office/Hotel/     8        $502,114     445,3444    $445,789                 1999-2004
                     Mixed Use/
                     Apartment
                     Mixed Use/

Subordinated         Office/Hotel/     5         175,375      155,538     167,830               2002 to 2005
Mortgages            Resort/Planned
                     Communities

Opportunistic        Office/Hotel/     2         166,644      132,427      78,832                 1999 and
Mortgages            Apartment                                                                      2007

Unsecured Notes      Office/Hotel      2          27,300       27,300      25,195                 2002 and
                                                                                                    2004

Construction         Assisted          2          92,390       85,471      93,275                 1999 and
 Loans               Living Resorts                                                                 2004

Real Estate Under    Hotels            1          N/A(3)       N/A(3)     194,034                   N/A(3)
  Long-term
  Master Lease

Loan Participation   Various           3          22,656       22,534      12,828                 1999 and
                                                                                                    2000

Other Real Estate    Marketable       N/A         43,150       N/A         56,252    $11,175      2002 and
  Related            real estate                                       ----------    -------        2007
  Investment         related
                     securities

   Total investments                                                   $1,074,035    $11,175
                                                                       ==========    =======

                     Interest        Interest
     Type of          Accrual         Payment       Principal    Participation
  Loan/Borrower        Rates           Rates       Amortization     Features
  -------------        -----           -----       ------------     --------
Senior mortgages       Fixed: 8.97    Fixed           Yes(1)          Yes(2)
                       to 16%         8.0-10.82%
                       Variable:      Variable:
                       LIBOR +        LIBOR +
                       1.25 to 3.25%  1.25 to 3.25%

Subordinated           Fixed 10 to    Fixed 10.0      Yes(1)          Yes(2)
Mortgages              15.25%         to 15.25%


Opportunistic          6.0 to 7.0%    6.0 to 7.0%     Yes(1)          Yes(2)
Mortgages

Unsecured Notes        11.25% to      11.25% to       No              Yes(2)
                       15.0%          15.0%

Construction           12.0 to 12.5%  10.0 to 12.5%   No              No
 Loans

Real Estate Under      N/A(3)         N/A(3)          N/A(3)          N/A(3)
  Long-term
  Master Lease

Loan Participation     Fixed: 7.13%   Fixed: 5.45     Yes(1)          Yes
                       Variable:      to 6.40%
                       LIBOR +        Variable:
                       .58 to 1.75%   LIBOR +
                                      .58 to 1.75%

Other Real Estate      12.5 to        12.5 to         No              No
  Related              12.75%         12.75%
  Investment

Explanatory Notes

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

Note 4 - Income Taxes

      Although originally formed to qualify as a REIT under the Code for the purpose of making and acquiring various types of mortgage and other loans, during 1993 through 1997, the Trust failed to qualify as a REIT. As confirmed by a Closing Agreement with the Internal Revenue Service (the "IRS") obtained in March, 1998, the Trust will be eligible to and intends to elect to be taxed as a REIT for the tax year commencing on January 1, 1998. The Trust did not incur any material tax liabilities as a result of its operations during such years.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes as well as operating loss and tax credit carry forwards. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Given the limited nature of the Trusts' operations and assets and liabilities from 1993 through 1997, the only deferred tax assets are net operating loss carry forwards ("NOL's") which arose during such periods. Since the Trust intends to elect to be treated as a REIT for its tax year beginning January 1, 1998, it is anticipated that such NOL's will expire unutilized. Accordingly, no net value, after consideration of a 100% valuation allowance, has been reflected in these financial statements as of March 31, 1998 and December 31, 1997.

Note 5 - Historical Capital Activity and Current Transactions

      The shares of the Trust are of two classes: Class A Shares (par value $1.00 per share) and Class B Shares (par value $.01 per share). There is no limit on the number of either Class A or Class B Shares which the Trust is authorized to issue. Class B Shares are required to be issued by the Trust in an amount equal to one-half of the number of Class A Shares outstanding. Class A and Class B Shares are each entitled to one vote per share with respect to the election of Trustees and other matters. The Class B Shares are convertible at the option of the Class B Shareholders into Class A Shares on the basis of 49 Class B Shares for one Class A Share. All distributions of cash will be distributed 99% to the Class A Shareholders and 1% to the Class B Shareholders.

      In November 1993, the Trust was notified that SAHI, Inc. had acquired all of the Trust's 1,275,000 outstanding Class B Shares. Subsequent to the acquisition of the Class B Shares, SAHI Partners, ("SAHI") purchased the Class B Shares from SAHI, Inc. and accumulated 244,100 Class A Shares or 9.57% of the total outstanding Class A Shares as of December 1996.

      On March 15, 1994, the Trust announced that it had entered into an agreement with SAHI and SAHI, Inc., for the sale of a warrant for the right to purchase five million Class A Shares at a price of $1.00 per share (the "Class A Warrant") and 2,500,000 shares of Class B Shares at a price of $.01 per share (the "Class B Warrant"). SAHI and SAHI, Inc. purchased the warrants for $101,000, which amount was applied against the purchase price for the first Class A and Class B Shares purchased pursuant to the Warrants. On March 28, 1996, the Class A Warrants were assigned to Starwood Mezzanine.

      On September 26, 1996, the Trust became sole general partner of the Partnership by contributing $400,000 in cash, in exchange for a 8.05% interest in the Partnership which was evidenced by 400,000 partnership Units ("Units"). Starwood Mezzanine became the 91.95% limited partner by contributing to the Partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note valued by the Trust at approximately $4.6 million as of September 30, 1996. Starwood Mezzanine's interest in the Partnership is evidenced by 4,568,944 Units, which were convertible into cash, Class A Shares or a combination of both pursuant an exchange rights agreement. In addition, Starwood Mezzanine has the right to require the Trust to register for public sale, any or all of the Class A Shares in the Partnership issued to it upon the exercise of the Class A Warrant or upon exchange of the Units issued to Starwood Mezzanine. As described below, the Units were converted to Class A Shares in the first quarter of 1998.

      On January 22, 1997, Starwood Mezzanine exercised its rights under the Class A Warrant to acquire 5,000,000 Class A Shares. After its exercise of the Class A Warrants, Starwood Mezzanine beneficially owned 5,000,000 Class A Shares and 4,568,944 Units. In addition, SAHI, Inc. exercised its rights under the Class B Warrants to acquire 2,500,000 Class B Shares. After its exercise of the Class B Warrants, SAHI Inc. beneficially owned 6,059,471 Class B Shares and 244,100 Class A Shares. Upon exercise of the Class A and Class B Warrants, SAHI, SAHI, Inc., and Starwood Mezzanine jointly owned 70% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, controlled 80% of the voting interest of the Trust. The Trust increased its capital by $5,025,000, and funds from this capitalization were utilized to purchase qualified short-term government securities.

      During the quarter ended March 31, 1998, the Trust consummated certain transactions and entered into agreements which significantly recapitalized and expanded the capital resources of the Trust as well as modified future operations including those described below in "Recapitalization Transactions."

Recapitalization Transactions

      Prior to the consummation of the Recapitalization Transactions (defined below), (i) Starwood Mezzanine and SAHI Inc. owned 70% and 100% of the outstanding Class A Shares and Class B Shares of the Trust, respectively, through which they together controlled approximately 80% of the voting interests in the Trust and (ii) Starwood Mezzanine owned 4,568,944 Units which represented the remaining 91.95% of the Partnership not held by the Trust, that were convertible into either cash, an additional 4,568,944 Class A Shares of the Trust, or a combination of the two, as determined by the Trust.

      On March 18, 1998, each outstanding Unit held by Starwood Mezzanine was exchanged for one Class A Share of the Trust and, concurrently, the Partnership was liquidated through a distribution of its net assets to the Trust, its then sole Partner.

      Simultaneously, Starwood Mezzanine and Starwood Opportunity Fund IV, L.P. ("SOF IV") (an affiliate of the general partners of Starwood Mezzanine) consummated the transactions contemplated by the contribution agreement ("Contribution Agreement") among Starwood Mezzanine, SOF IV and the Trust to substantially recapitalize and increase the size of the Trust's assets and operations. Pursuant to the Contribution Agreement, Starwood Mezzanine contributed various real estate debt investments to the Trust in exchange for 55,148,000 Class A Shares and $25.5 million in cash, as adjusted. SOF IV contributed real estate loans and investments, $17.9 million in cash and certain letters of intent in exchange for 247,074,800 Class A Shares of the Trust and a cash payment of $324.3 million. Concurrently, the holders of the Class B Shares who are affiliates of the general partners of Starwood Mezzanine and SOF IV acquired 153,395,872 additional Class B Shares sufficient to maintain existing voting preferences pursuant to the Trust's Amended and Restated Declaration of Trust (the "Declaration of Trust"). Immediately after these transactions, Starwood Mezzanine, SOF IV and SAHI, Inc. (collectively, "Starwood") owned approximately 99.3% of the outstanding Class A Shares of the Trust and 100% of the Class B Shares. (Collectively, the transactions described in this note are the "Recapitalization Transactions"). Assets acquired from Starwood Mezzanine have been reflected using step acquisition accounting at predecessor basis adjusted to fair market value to the extent of post transaction third party ownership. Assets acquired from SOF IV have been reflected at their fair market value.

New Credit Facilities

      On March 18, 1998, the Trust entered into bank credit agreements under which the Trust may currently borrow up to $625.0 million, with up to an additional $175.0 million available, subject to certain conditions, to fund loan originations or acquisitions (including the cash portion of the Recapitalization Transactions described above) and for other general corporate purposes. The current credit agreement is comprised of; (i) a $500.0 million revolving credit facility which bears interest payable monthly at LIBOR plus 1.5% and with outstanding principal due at maturity on March 13, 2001 and (ii) a $125.0 million Term Loan, secured by the properties under a long term operating lease, which bears interest payable monthly at LIBOR plus 1.5% and which matures on March 15, 1999. Availability of amounts to borrow under the revolving credit facility is subject to having sufficient assets includable as security under the line under a percentage borrowing base calculation. An aggregate of $6.25 million in loan fees relating to these arrangements were paid at closing of the Recapitalization Transactions. These fees will be amortized over the related loan terms. In addition, upon closing of the recapitalization transaction, approximately $1.75 million in loan fees were paid with respect to the additional $175 million available. Such fee is refundable if the related facility is not utilized.

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

      The Trust is restricted from making certain types of investments as a result of the restrictions and conflicts described below (the "Investment Restrictions"). These restrictions may limit the flexibility of the Trust in implementing its investment policy. Specifically, without the amendment, termination or waiver of provisions of certain non-competition agreements between Starwood Capital Group, L.P. and Starwood Hotels & Resorts, the Trust is prohibited from: (i) making investments in loans collateralized by hotel assets where it is anticipated that the underlying equity will be acquired by the debt holder within one (1) year from the acquisition of such debt, (ii) acquiring equity interests in hotels (other than acquisitions of warrants, equity participations or similar rights incidental to a debt investment by the Trust or that are acquired as a result of the exercise of remedies in respect of a loan in which the Trust has an interest) or (iii) selling or contributing to or acquiring any interests in Starwood Hotels & Resorts, including debt positions or equity interests obtained by the Trust under, pursuant to or by reason of the holding of debt positions.

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

      The Trust currently plans to originate and make investments in various types of income producing commercial real estate and its investment program will emphasize senior and junior commercial mortgage loans, including mezzanine financing (i.e., capital representing the level between 65% and 90% of property values), higher yielding senior mortgage loans, non-performing or sub-performing loans and performing and non-performing subordinated interests in commercial mortgage-backed securities. The Trust anticipates that a majority of the investments to be held in its portfolio for the long-term will be structured so that the Trust's investment is subordinate to third party first mortgage debt but senior to the real estate owner/operator's equity position.

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

Advisory Agreement

      In connection with the Recapitalization Transactions, the Trust and Starwood Financial Advisors, L.L.C. (the "Advisor") entered into an Advisory Agreement (the "Advisory Agreement") pursuant to which the Advisor manages the investment affairs of the Trust, subject to the Trust's purpose and investment policy, the Investment Restrictions and the directives of the Board of Trustees. The services provided by the Advisor include the following: identifying investment opportunities for the Trust; advising the Trust with respect to and effecting acquisitions and dispositions of the Trust's investments; monitoring, managing and servicing the Trust's loan portfolio; and arranging debt financing for the Trust. The Advisor will not act in a manner that is inconsistent with the express direction of the Board of Trustees and reports to the Board of Trustees and/or the officers of the Trust with respect to its activities.

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

      The Advisory Agreement has an initial term of three years subject to automatic renewal for one year periods unless the Trust has been liquidated or a Termination Event (as defined in the Advisory Agreement and which generally includes violations of the Advisory Agreement by the Advisor, a bankruptcy event of the Advisor or the imposition of a material liability on the Trust as a result of the Advisor's bad faith, willful misconduct, gross negligence or reckless disregard of duties) has occurred and is continuing. In addition, the Advisor may terminate the Advisory Agreement on 60 days' notice to the Trust and the Trust may terminate the Advisory Agreement upon 60 days' written notice if a Termination Event has occurred or if the decision to terminate is based on an affirmative vote of the holders of two-thirds or more of the voting shares of the Trust at the time outstanding.

1996 Share Incentive Plan

      The Trust amended and restated its stock option plan to provide a means of incentive compensation for officers, key employees, Trustees, consultants and advisors. Stock options, restricted stock awards and other performance awards may be granted under the Starwood Financial Trust 1996 Share Incentive Plan (the "Plan"). Under the amended Plan, up to a maximum of 9.0% of the outstanding Class A Shares on a fully-diluted basis, as adjusted for subsequent issuances of Class A Shares, are reserved for issuance under the Plan. All grants of shares under the Plan, other than automatic grants to non-employee Trustees, will be at the sole discretion of the Board of Trustees or a specifically designated sub-committee of such Trustees. Approximately 14,963,057 options to purchase Class A Shares at $2.50 per share that are immediately exercisable were granted to the Advisor under the Plan upon consummation of the Recapitalization Transactions and future grants may be made to the Advisor or employees of the Trust in the future.

      An independent financial advisory firm estimated the value of these options at date of grant to be approximately $0.40 per share using a Black-Scholes valuation model. In the absence of comparable historical market information for the Trust, the advisory firm utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life of five years, a 27.5% volatility rate and an estimated annual dividend rate of 8.5%. Options issued to employees will be accounted for using the intrinsic method and, accordingly, no earnings charge will be reflected for options issued to direct employees since the exercise price approximates the concurrent exchange transaction price at date of grant. Options issued to the Advisor will be accounted for under the option value method and, accordingly, result in a charge to earnings upon consummation of the Recapitalization Transactions equal to the number of options allocated to the Advisor multiplied by the estimated value at consummation. The charge of approximately $6.0 million has been reflected in the Trust's first quarter 1998 financial results. Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Trustees.

Pro Forma Operating Results

The following summary pro forma information includes the effects of the following transactions consummated in March, 1998: (i) Recapitalization Transactions, (ii) exchange of each outstanding Unit held by holders other than the Trust for one Class A Share, (iii) liquidation and termination of the Partnership and (iv) the borrowings necessary to consummate the aforementioned transactions. The pro forma operating data for the three month periods ended March 31, 1998 and 1997 are presented as if the transactions had been completed on January 1, 1998 and 1997, respectively.

                                    Pro Forma
                        Condensed Statement of Operations
             (In thousands, except for net income per Class A Share)

                                                              For the Three
                                                            Month Period Ended
                                                                 March 31,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------
                                                                (unaudited)
Revenue:
Interest income                                              $ 22,663   $ 10,125
Rental income                                                   3,750      3,750
Other                                                             425        400
                                                             --------   --------
                                                               26,838     14,275
                                                             --------   --------

Expenses:
Interest expense                                                6,957         --
Depreciation                                                    1,584      1,614
General and administrative                                        277        192
Advisory fee                                                    2,324      2,324
Other                                                             450        164
                                                             --------   --------
                                                               11,592      4,294
                                                             --------   --------

Pro forma net income                                         $ 15,246   $  9,981
                                                             ========   ========
Pro forma net income per Class A Share                       $   0.05   $   0.03
                                                             ========   ========
Weighted average number of Class A Shares Outstanding         314,342    313,120
                                                             ========   ========

The pro forma operating data for the three month period ended March 31, 1998 excludes a charge of approximately $6.0 million or $0.02 per Class A Share relating to the value of options to acquire Class A Shares issued to the Advisor concurrently with the consummation of the Recapitalization Transactions (as described in the preceeding section) as such charge is considered largely non-recurring in nature, however, future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Trustees.

While real estate acquisitions are assumed to have taken place as of the beginning of each period, mortgage note receivable acquisitions or originations are not reflected in these pro forma numbers until the actual acquisition date by Mezzanine or SOF-IV. Consequently, since many of the mortgage acquisitions or originations did not occur until after March 31, 1997, the revenue from these assets is not included in the 1997 pro forma numbers. No interest expense has been reflected in the pro forma operating data for the three month period ended March 31, 1997 since the aggregate capital contributed in the Recapitalization Transactions exceeded the pro forma weighted average for the real estate and related investments actually outstanding during the period.

The pro forma financial information is not necessarily indicative of what the consolidated results of operations of the Trust would have been as of and for the periods indicated, nor does it purport to represent the results of operations for future periods

Note 6:  Subsequent Events

      During the period from April 1, 1998 to April 30, 1998 the Trust borrowed approximately $73.0 million under its revolving credit facility and existing cash to fund four newly originated, secured loans with an aggregate principal balance of approximately $82.4 million. In addition during the period from May 1, 1998 to May 8, the Trust acquired two first mortgage loans with an aggregate outstanding balance of approximately $100.5 for $98.5 million in cash of which $78.8 million was funded through a new non-recourse loan at a fixed spread to LIBOR. These six bear interest at fixed effective rates ranging from 7.275% to 17.0%. These loans mature during the fiscal years of 2001 to 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Prior to the Recapitalization Transactions (described in Note 5 to the Trust's consolidated financial statements), the Trust's primary source of cash during 1998 and 1997 was from income earned on its interest in the participation certificates in the Warwick Hotel mortgage note and certain investments in government or government sponsored securities as well as short term cash investments. On October 1, 1997 the Warwick Hotel note was repaid and the $4.5 million of proceeds were invested in government securities.

      On September 26, 1996, the Trust became sole general partner of the Partnership by contributing $400,000 in cash, in exchange for a 8.05% interest in the Partnership evidenced by 400,000 Units. Starwood Mezzanine became the 91.95% limited partner by contributing to the Partnership its entire in the participation certificates in the Warwick Hotel mortgage note valued by the Trust at approximately $4.6 million at the time of contribution. Starwood Mezzanine's Units were converted into Class A Shares on March 18, 1998 on a one-for-one basis and the Partnership was terminated.

      On January 22, 1997, Starwood Mezzanine exercised its rights under a warrant to acquire 5,000,000 Class A Shares. In addition, SAHI, Inc. exercised its rights under the warrant to acquire 2,500,000 Class B Shares. As a result of the exercise of the warrants, the Trust's capital increased by $5,025,000, and funds from this capitalization were used to purchase short-term government securities.

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

      The Recapitalization Transactions and other related transactions, as more fully described in Note 5 to the quarterly financial statements, will materially impact the future operations of the Trust. Accordingly, the currently reported financial information is not believed to be indicative of the Trust's future operating results or financial condition.

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

      Concurrently with the Recapitalization Transactions, the Trust entered into bank credit agreements under which the Trust may currently borrow up to $625.0 million, with up to an additional $175.0 million available, subject to certain conditions, to fund loan originations or acquisitions (including the cash portion of the Recapitalization Transactions previously described) and for other general corporate purposes. The credit agreements are comprised of a (i) a $500.0 million revolving credit facility which bears interest only payable monthly at LIBOR plus 1.5% and with outstanding principal due at maturity on March 13, 2001 and (ii) a $125.0 million term loan secured by the properties under a long term operating lease which bears interest only payable monthly at LIBOR plus 1.5% and which matures on March 15, 1999. Availability of amounts to borrow under the revolving credit facility is subject to having sufficient assets includable as security under the line in accordance with a percentage borrowing base calculation. An aggregate of $8.0 million in loan fees relating to these arrangements were paid at closing of the Recapitalization Transactions. These fees will be amortized over the related loan terms.

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

Three Months Period Ended March 31, 1998 Compared to 1997

      During the three months ended March 31, 1998, total revenue increased $3,726,000 as compared to total revenue for the three months ended March 31, 1997. This increase is a result of the interest generated by the real estate loan investments contributed in the Recapitalization Transactions.

      The increase in the Trusts' total costs and expenses during the three months ended March 31, 1998 compared to the three months ended March 31, 1997 is primarily due to the expense associated with the issuance of approximately 14,963,057 options to the Advisor (see Note 5 to the Trust's consolidated financial statements) combined with the new Advisory Fee, and the interest expense on the new credit facility.

      The minority interest expense represents Starwood Mezzanine's share of the net income generated by the Partnership before its termination on March 18, 1998.

Interest Rate Risks

      The Trust's operating results will depend in part on the difference between the interest income earning on its interest-earned assets and the interest expense incurred in connection with its interest-bearing liabilities. Competition from other providers of mezzanine capital may lead to a lowering of the interest rate earned on the Trust's interest bearing assets which the Trust may not be able to offset by obtaining lower interest costs on its borrowings. Changes in the general level of interest rates prevailing in the economy can affect the spread between the Trust's interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have material adverse effect on the Trust. In addition, an increase in interest rates could, among other things, reduce the value of the Trust's interest-bearing assets and its ability to realize gains from the sale of such assets, and a decrease in the interest rates could reduce the average life of the Trust's interest earning assets.

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

Other Matters

      The Trust at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Trust were to become regulated as an investment company, then the Trust's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e. "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Trust must maintain at least 55% of its assets directly in Qualifying Interests. As of March 31, 1998, the Trust calculates that it is in compliance with this requirement.

Forward Looking Statements

      When used in this Form 10-Q, in future SEC filings or in press releases or other written or oral communications, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Trust cautions that such forward looking statements speak only as of the date made and that various factors including regional and national economic conditions, changes in levels of market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors could affect the Trust's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.

      The Trust does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

      None.

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Trustees Regulations

      On May 8, 1998, the Trustees' Regulations of the Trust were amended and restated in their entirety. Certain provisions of the Trustees' Regulations govern the rights of the holders of the Trust's Class A Shares and Class B Shares. The following summary sets forth the different provisions governing shares and shareholders in the Trustees' Regulations (the "Old Regulations") and the Amended and Restated Trustees' Regulations (the "New Regulations"). The following summary of the material terms of the New Regulations is qualified in its entirety by reference to the New Regulations, which are filed as an exhibit hereto.

      Annual Meeting. Under the New Regulations, the annual meeting of shareholders may be held within 10 days of delivery of the annual report of the Trust. The Board may set the date and time providing the meeting is held within six months after the end of the full fiscal year. Previously , the annual meeting was set for the last Friday in April at 10:00 A.M.

      Special Meetings. Special meetings of shareholders may be called by the Chairman of the Board or at least two other trustees. Under the Old Regulations, special meetings could be called by the President or two other Trustees. Both the Old and New Regulations also allow shareholders holding at least twenty percent of the outstanding Class A or Class B Shares to call a special meeting. The New Regulations require that such request state the purpose of the meeting and the matters proposed to be acted on at such meeting. Unless requested by shareholders entitled to cast a majority of all the votes entitled to be cast at such meeting, under the New Regulations a special meeting need not be called to consider any matter that is substantially the same as the matter voted on at any meeting of the shareholders held during the preceding 12 months.

      Notice. Under the New Regulations, the secretary may not give notice of a special meeting of shareholders more than 60 days prior to the meeting.

      Proxies. Both the Old and the New Regulations allow shareholders to vote his or her shares in person or by proxy executed in writing. Under the New regulations such proxies are valid after 11 months from the date of their execution, unless otherwise provided in the proxy. Under the Old Regulations, proxies automatically expire after one year.

      Annual Meetings of Shareholders. The New Regulations contain a number of provisions relating to shareholder meetings not addressed in the Old Regulations. For example, the New Regulations set forth the procedure for nominations for election to the Board or bringing other business before a meeting. These procedures require any such shareholder to deliver notice to the Secretary between 60 and 90 days prior to the anniversary of the preceding year's annual meeting, unless the meeting has been advanced by more than 30 days or postponed by more than 60 days from the anniversary date. In such case, notice must be delivered between 60 and 90 days prior to the meeting date or 10 days following public announcement of the meeting.

      Such shareholder's notice must set forth (i) as to each nominee, all the information relating to such person that is required to be disclosed in the solicitations of proxies for election of trustees, or is otherwise required, under the Securities Exchange Act of 1934 and (ii) as to any other business that the shareholder proposes, a brief description of the business, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and of the beneficial owner, if any, on whose behalf the proposal is made. The shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, must also provide the name and address of such shareholder, as they appear on the Trust's books, and of such beneficial owner and the class and number of shares of the Trust which are owned beneficially and of record by such shareholder and such beneficial owner. The New Regulations provide an exception where the number of Trustees to be elected to the Board is increased and there is no public announcement naming all of the nominees for Trustee or specifying the size of the increased Board made by the Trust at least 70 days prior to the first anniversary of the preceding year's annual meeting. In such instances, a shareholder's notice shall be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive offices of the Trust not more than ten days following the day on which such public announcement is first made by the Trust.

      Special Meetings of Shareholders. The New Regulations limit the business to be addressed at special shareholder meetings to those matters brought before the meeting pursuant to the Trust's notice of meeting. Nominations of persons for election to the Board may be made at a special meeting of shareholders at which Trustees are to be elected by any shareholder of the Trust who was a shareholder of record at the time of giving notice who is entitled to vote at the meeting and who complied with the notice procedures. If the Trust calls a special meeting of shareholders for the purpose of electing one or more trustees to the Board, any shareholder may nominate persons for election to such positions as specified in the Trust's notice of meeting, provided the shareholder's notice is delivered to the Secretary of the Trust not more than 90 days prior to such meeting and not less than 60 days prior to such meeting or ten days following the day on which public announcement of the date of the special meeting and of nominees proposed by the Board to be elected at such meeting is first made by the Trust.

      General. The New Regulations restrict the eligibility of nominees for Trustee to those nominated according to the methods described above. Likewise, only such business may be conducted at a meeting of shareholders as shall have brought by before the meeting in accordance with the previously described procedures. The New Regulations give the presiding officer the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made in accordance with such procedures if any proposed nomination or business should be disregarded.

      Informal Action by Shareholders. The New Regulations allow the shareholder to take any action required or permitted to be taken at a meeting of shareholders to be taken without a meeting if a consent in writing is signed by a sufficient proportion of the Class A Shareholders and Class B Shareholders. Under the Old Regulations, such action could only be taken through a unanimous written consent.

      Voting by Ballot. Under the New Regulations voting on any question or in any election may be vive voce unless the presiding officer shall order or any shareholder shall demand that voting be by ballot. The Old Regulations did not address this issue.

      Default Record Date. Under the Old Regulations, the record date for any action would be set at 20 days prior to the meeting if it were not fixed by the Trustees. Under the New Regulations, if the record date is not fixed it shall be at the close of business on the day on which notice of the meeting is mailed or 30 days before the meeting, whichever date is closer to the meeting date.

      Adjourned Meetings. The Old Regulations allow a majority of the Class A or Class B Shares to adjourn meetings. Such adjourned meetings do not require notice unless adjourned for more than 30 days.

Declaration of Trust

      As more fully described in Item 4, pursuant to a majority vote by shareholders at the March 13, 1998 shareholder meeting, certain changes in the Trust's Amended and Restated Declaration of Trust ("Declaration of Trust") were approved which modified certain shareholder rights and powers of the Trustees.

Recapitalization Transactions

      On March 18, 1998, the Trust (i) paid $25.5 million of cash, as adjusted, and issued 55,148,000 Class A Shares at a price of $2.50 per share to Starwood Mezzanine Investors, L.P. ("Starwood Mezzanine") in exchange for the contribution by Starwood Mezzanine to the Trust of its entire interest in a portfolio of mortgage and partnership loans secured by residential, hotel, office and mixed use real estate and other assets (the "Starwood Mezzanine Interests"), (ii) paid $324.3 million in cash, as adjusted, and issued 247,074,800 Class A Shares at a price of $2.50 per share to Starwood Opportunity Fund IV, L.P. ("SOF IV") in exchange for the contribution by SOF IV to the Trust of a portfolio of mortgage loans and leases secured by residential, hotel, office and mixed use real estate and other assets (the "SOF IV Interests"), a portfolio of first mortgage loans (the "First Mortgage Portfolio"), cash of $17.9 million and rights under certain letters of intent (collectively, the "Recapitalization Transactions") and (iii) 4,568,944 Class A Shares were issued upon exchange of 4,568,944 units of beneficial interest in APMT Limited Partnership. As required by the Declaration of Trust, in connection with the Recapitalization Transaction the Trust issued 153,395,872 Class B Shares to the holder of the then outstanding Class B Shares at a price of $.01 per share. The sale of the Class A and Class B Shares was exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) thereof.

      ITEM 3. DEFAULT UPON SENIOR SECURITIES

      None.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On March 13, 1998 the Trust held its annual shareholders meeting to elect an eight member board of trustees and to vote and approve the following proposals.

      The eight trustees that were elected as a result of the meeting are Jeffrey G. Dishner, Jonathan D. Eilian, Merrick R. Kleeman, Robin Josephs, Barry
S. Sternlicht, Jay Sugarman, William Matthews and Kneeland Youngblood.

                                  Eligible
 Trustee                            Votes       For         Against     Abstain
 -------                        ----------   ----------     -------     -------
Jeffrey G. Dishner              11,325,000   10,580,780     25,583         -
Jonathan D. Eilian              11,325,000   10,580,780     25,583         -
Robin Josephs                   11,325,000   10,580,780     25,583         -
Merrick R. Kleeman              11,325,000   10,580,780     25,583         -
William Matthes                 11,325,000   10,580,780     25,583         -
Barry S. Sternlicht             11,325,000   10,580,780     25,583         -
Jay Sugarman                    11,325,000   10,580,780     25,583         -
Kneeland Youngblood             11,325,000   10,580,780     25,583         -

      In addition, the following is a summary of the proposals along with the vote on such proposals:

                                      Eligible
      Proposals                         Votes         For         Against        Abstain
      ---------                       --------      -------       -------        -------
1.  To approve the payment of
    cash and the issuance of
    55,148,000 Class A Shares
    to Starwood Mezzanine in
    exchange for the Starwood
    Mezzanine Interests.             11,325,000    9,485,558       27,975        37,590

2.  To approve the payment of
    cash and the issuance of
    247,074,800 Class A Shares
    to SOF IV in exchange for
    cash, rights under certain
    letters of intent, the SOF
    IV Interests and the First
    Mortgage Portfolio.              11,325,000    9,493,747       27,265        38,001

3.  To amend the Declaration
    of Trust to conform it to
    the Trust's advisory
    agreement with respect to
    the termination of the
    advisory agreement.              11,325,000    9,483,907       27,354        37,751

4.  To amend the Declaration
    of Trust with respect to
    the independence of the
    Trustees from the Trust's
    advisor and Starwood
    Capital Group, L.L.C.            11,325,000    9,487,738       24,416        36,858

5.  To amend the Declaration
    of Trust to change the
    name of the Trust to
    Starwood Financial Trust.        11,325,000    9,487,787       20,926        40,300

6.  To amend the Trust's
    Declaration of Trust to
    change the purpose and
    investment policy of the
    Trust.                           11,325,000    9,485,561       21,673        41,778

7.  To amend the Declaration
    of Trust to require the
    approval of shareholders
    holding two-thirds of the
    voting shares to approve
    certain asset
    transactions.                    11,325,000    9,486,299       23,431        39,283

8.  To amend the Declaration
    of Trust to eliminate
    cumulative voting.               11,325,000    9,478,734       27,388        42,891

9.  To amend the Declaration
    of Trust to establish a
    classified Board of
    Trustees.                        11,325,000    9,483,554       24,015        40,644

10. To amend the Declaration
    of Trust to amend the
    "Excess Share" provision
    thereof.                         11,325,000    9,485,743       18,892        44,378

11. To amend the Declaration
    of Trust to eliminate
    certain limitations on
    indemnification by the
    Trust and to clarify
    certain provisions with
    respect to shareholder
    liability and
    indemnification.                 11,325,000    9,484,879       23,674        40,460

12. To amend the Declaration
    of Trust to permit certain
    amendments thereto without
    the consent of
    shareholders.                    11,325,000    9,468,634       40,972        39,407

13. To amend the Declaration
    of Trust to effect certain
    technical amendments.            11,325,000    9,479,161       26,112        43,740

14. To approve a reverse split
    of the Trust's capital
    stock and to grant the
    Board of Trustees the
    power to determine the
    magnitude and timing of
    the reverse split and to
    amend the Declaration of
    Trust to effect the
    reverse split.                   11,325,000    9,474,079       32,178        42,755

15. To approve the Amended and
    Restated Starwood
    Financial Trust 1996 Share
    Incentive Plan.                  11,325,000    9,490,454       21,521        37,037

16. To ratify the appointment
    of Price Waterhouse LLP as
    the independent auditors
    of the Trust for the
    fiscal year ended December
    31, 1997.                        11,325,000   10,546,430        7,957        33,993

      ITEM 5. OTHER INFORMATION

      None.

      ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

           a. Exhibits

           Exhibit
           Number                 Description of Exhibit
           ---------------------------------------------------------------------
            2.1 Contribution Agreement dated as of February 11, 1998, between Starwood Financial Trust, Starwood Mezzanine Investors, L.P. and Starwood Opportunity Fund IV, L.P.*

            3.1 Amended and Restated Declaration of Trust of Starwood Financial Trust*

            3.2   Trustees' Regulations of Starwood Financial Trust

            4.1 Amended and Restated Registration Rights Agreement dated March 18, 1998 among Starwood Financial Trust and Starwood Mezzanine Investors, L.P. SAHI Partners and SOFI-IV SMT Holdings, L.L.C.*

            4.2 Second Amended and Restated Shareholders' Agreement dated March 18, 1998 among B Holdings, L.L.C., SAHI Partners, Starwood Mezzanine Investors, L.P., SOFI-IV SMT Holdings, L.L.C., and Starwood Financial Trust.*

            10.1  Starwood Financial Trust 1996 Share Incentive Plan*

            10.2 Investment Advisory Agreement dated as of March 18, 1998 between Starwood Financial Trust and Starwood Financial Advisors, L.L.C.*

            * Incorporated by reference from the Trust's 1997 Annual Report on Form 10-K.

            b.    Reports on Form 8-K

                  On April 2, 1998 a report on Form 8-K was filed in connection with the Recapitalization Transactions.

                                   SIGNATURES

      Pursuant to the requirements of Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             STARWOOD FINANCIAL TRUST
                             Registrant


Date   May 14, 1998          /s/ Jay Sugarman
                             -------------------------------
                             Jay Sugarman
                             Chief Executive Officer and President


Date   May 14, 1998          /s/ Jerome C. Silvey
                             -------------------------------
                             Jerome C. Silvey
                             Chief Financial Officer and Secretary
                             (Principal Financial and Accounting Officer)