Form 10-Q
period 1998-06-30
STARWOOD FINANCIAL TRUST
filed 1998-08-14
CIK 831972

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                    FORM 10-Q


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period June 30, 1998

                                       OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

    For the transition period from __________________ to____________________

                           Commission File No. 1-10150

                            STARWOOD FINANCIAL TRUST
             (Exact name of registrant as specified in its charter)

           Maryland                                     95-6881527
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification Number)

     1114 Avenue of the Americas                          10036
          New York, NY 10036                            (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:          (212) 930-9400
Securities registered pursuant to Section 12(b) of the Act:


      Title of each class:               Name of Exchange on which registered:
      --------------------               -------------------------------------
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

    YES   [ X ]   NO      [    ]
           ---             ---

    As of August 13, 1998, there were 52,389,718 Class A Shares of Starwood Financial Trust, $1.00 par value, outstanding.

                            Starwood Financial Trust

                               Index to Form 10-Q

                                                                                                                      Page
                                                                                                                      ----
PART I.       Consolidated Financial Information........................................................................3

    ITEM 1.   Consolidated Balance Sheet at June 30, 1998 and December 31, 1997.........................................3

              Consolidated Statements of Operations - For the three and six month periods ended
                      June 30, 1998 and 1997............................................................................4

              Consolidated Statement of Changes in Shareholders' Equity - For the six month periods ended
                      June 30, 1998.....................................................................................5

              Consolidated Statements of Cash Flows - For the three and six month periods ended
                      June 30, 1998 and 1997............................................................................6

              Notes to Consolidated Financial Statements ...............................................................7

   ITEM 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..............................................................16

PART II.      Other Information........................................................................................19

   ITEM 1.    Legal Proceedings........................................................................................19

   ITEM 2.    Changes in Securities and Use of Proceeds................................................................19

   ITEM 3.    Defaults Upon Senior Securities..........................................................................19

   ITEM 4.    Submission of Matters to a Vote of Security Holders......................................................20

   ITEM 6.    Exhibits and Reports on Form 8-K.........................................................................21

              Signatures...............................................................................................22

PART I - FINANCIAL INFORMATION:  STARWOOD FINANCIAL TRUST

   ITEM 1.  FINANCIAL STATEMENTS

                            Starwood Financial Trust
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                                 June 30,       December 31,
                                                                                   1998            1997*
                                                                                -----------     -----------
                                                                                (unaudited)
                                           ASSETS

Real estate loans and related investments, net (Note 3)                         $ 1,285,133     $    11,175
Cash and cash equivalents                                                             6,178             296
Accrued interest and rent receivable                                                 13,036              58
Deferred expenses and other assets                                                    7,658           1,912
                                                                                -----------     -----------
     Total assets                                                               $ 1,312,005     $    13,441
                                                                                -----------     -----------
                                                                                -----------     -----------
                             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable, accrued expenses and other liabilities                        $     6,882     $     1,915
Dividend payable                                                                     18,337              --
Debt obligations                                                                    536,692              --
                                                                                -----------     -----------
     Total liabilities                                                              561,911           1,915
                                                                                -----------     -----------
Minority interest                                                                        --           5,175
                                                                                -----------     -----------
Commitments and contingencies                                                            --              --
Shareholders' equity:

Class A Shares , $1.00 par value, unlimited shares authorized,
     52,389,718 (1) and 7,550,000 shares issued and outstanding
     at June 30, 1998 and December 31, 1997, respectively                            52,390           7,550
Class B Shares, $.01 par value, unlimited shares authorized,
     26,195,145(1) and 3,775,000  shares issued and outstanding
     at June 30, 1998 and December 31, 1997, respectively                               262              38
Net unrealized gains (losses) on "available-for-sale" investments                       (67)           (162)
Additional paid in capital                                                          700,907              --
Distributions in excess of net earnings                                              (3,398)         (1,075)
                                                                                -----------     -----------
     Total shareholders' equity                                                     750,094           6,351
                                                                                -----------     -----------
     Total liabilities and shareholders' equity                                 $ 1,312,005     $    13,441
                                                                                -----------     -----------
                                                                                -----------     -----------

*Reclassified to conform to 1998 presentation.

(1) As adjusted for one-for-six reverse stock split effective
June 19, 1998 (Note 5)

    The accompanying notes are an integral part of the financial statements.

                            Starwood Financial Trust
                      Consolidated Statements of Operations
                      (In thousands except per share data)

                                                For the Three Months Ended     For the Six Months Ended
                                                          June 30,                    June 30,
                                                --------------------------     ------------------------
                                                     1998        1997             1998         1997
                                                   --------    --------         --------     --------
                                                        (unaudited)                   (unaudited)
Revenue:
     Interest income                               $ 28,663    $    220         $ 31,956     $    458
     Operating lease income                           3,750          --            4,274           --
     Other income                                     1,291          --            1,440            2
                                                   --------    --------         --------     --------
            Total revenue                            33,704         220           37,670          460
                                                   --------    --------         --------     --------
Costs and expenses:
     Interest expense                                 9,398          --           10,494           --
     Operating lease depreciation                     1,374          --            1,569           --
     General and administrative                         532          81              813          157
     Advisory fees                                    1,761          --            1,991           --
     Stock option compensation expense (Note 5)          --          --            5,985           --
     Provision for possible credit losses               750          --              750           --
                                                   --------    --------         --------     --------
            Total costs and expenses                 13,815          81           21,602          157
                                                   --------    --------         --------     --------
Net income before minority interest                  19,889         139           16,068          303

Minority interest                                        --        (134)             (54)        (280)
                                                   --------    --------         --------     --------
Net income                                         $ 19,889    $      5         $ 16,014     $     23
                                                   --------    --------         --------     --------
                                                   --------    --------         --------     --------
Basic earnings per Class A Share(1)                $   0.38    $   0.00         $   0.52     $   0.02
                                                   --------    --------         --------     --------
                                                   --------    --------         --------     --------
Diluted earnings per Class A Share(1)              $   0.37    $   0.00         $   0.51     $   0.01
                                                   --------    --------         --------     --------
                                                   --------    --------         --------     --------

(1) As retroactively adjusted for one-for-six reverse stock split effective June 19, 1998 (Note 5)

    The accompanying notes are an integral part of the financial statements.

                            Starwood Financial Trust
           Consolidated Statements of Changes in Shareholders' Equity
                                 (In thousands)
                     For the Six Months Ended June 30, 1998
                                   (unaudited)


                                                                                Net
                                                        Par Value            Unrealized                    Distributions
                                                  -----------------------      Gains        Additional       In Excess
                                                   Class A      Class B     (Losses) on      Paid-In          Of Net
                                                   Shares       Shares      Investments      Capital         Earnings       Total
                                                  ---------    ---------    -----------     ---------       ---------     ---------
Balance at December 31, 1997*                    $   7,550    $      38     $    (162)      $      --      $  (1,075)    $   6,351

Recapitalization Transactions (Note 5)             306,796        1,534            --         432,136             --       740,466

Issuance of options to the Advisor (Note 5)             --           --            --           5,985             --         5,985

Change in net unrealized gains (losses)
   on investments                                       --           --            95              --             --            95

Paid or accrued dividends                               --           --            --              --        (18,337)      (18,337)

Effects of reorganization(1) (Note 5)             (261,956)      (1,310)           --         262,786             --          (480)

Net income for the period                               --           --            --              --         16,014        16,014
                                                 ---------    ---------     ---------       ---------      ---------     ---------
Balance as of June 30, 1998                      $  52,390    $     262     $     (67)      $ 700,907      $  (3,398)    $ 750,094
                                                 ---------    ---------     ---------       ---------      ---------     ---------
                                                 ---------    ---------     ---------       ---------      ---------     ---------

*  Reclassified to conform to 1998 presentation.

(1) As adjusted for 1-for-six reverse stock split effective
June 19, 1998 (Note 5)

    The accompanying notes are an integral part of the financial statements.

                            Starwood Financial Trust
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                          For the                  For the
                                                                                     Three Months Ended        Six Months Ended
                                                                                          June 30,                 June 30,
                                                                                   ----------------------    ----------------------
                                                                                     1998         1997         1998         1997
                                                                                   ---------    ---------    ---------    ---------
Cash flows from operating activities:
Net income                                                                         $  19,889    $       5    $  16,014    $      23
Adjustments to reconcile net income to cash flows provided
     by operating activities:
      Minority interest                                                                   --          134           54          280
      Non-cash expense for options issued to Advisor (Note 5)                             --           --        5,985           --
      Depreciation and amortization                                                    2,078           --        2,507           --
      Provision for possible credit losses                                               750           --          750           --
      Changes in assets and liabilities:
            Increase in accrued interest and rent receivable                          (6,083)          --       (5,527)          --
           (Increase) decrease in deferred expenses and other assets                   5,116          129        2,941           (9)
            Increase in accounts payable, accrued
                 expenses and other liabilities                                        5,552           37        4,967           35
                                                                                   ---------    ---------    ---------    ---------
            Cash flows provided by operating activities                               27,302          305       27,691          329
                                                                                   ---------    ---------    ---------    ---------
Cash flows from investing activities:
            Net cash outflow for the Recapitalization Transactions (Notes 2 & 5)          --           --     (334,916)          --
            Investments in real estate loans and related investments                (221,588)          13     (224,728)      (6,006)
            Principal collections from real estate loans and related investments       7,724        4,572        8,772          132
            Sale of real estate loans and related investments                             --           --           --        4,500
                                                                                   ---------    ---------    ---------    ---------
            Cash flows provided by (used in) investing activities                   (213,864)       4,585     (550,872)      (1,374)
                                                                                   ---------    ---------    ---------    ---------

Cash flows from financing activities:
            Proceeds from issuance of Class B Shares                                      --           --        1,534           --
            Net borrowings under revolving credit facility                            70,622           --      295,622           --
            Borrowings under term loans                                               78,764           --      203,764           --
            Borrowings under asset repurchase agreements                               1,676           --       37,306           --
            Payment for deferred financing costs                                          --           --       (8,687)          --
            Costs incurred in reorganization                                            (480)          --         (480)          --
            Proceeds from exercise of options (Note 5)                                     4           --            4           --
            Proceeds from exercise of warrants (Note 5)                                   --           --           --        4,924
                                                                                   ---------    ---------    ---------    ---------
            Cash flows provided by financing activities                              150,586           --      529,063        4,924
                                                                                   ---------    ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents                                     (35,976)       4,890        5,882        3,879
Cash and cash equivalents at beginning of period                                      42,154          877          296        1,888
                                                                                   ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period                                         $   6,178    $   5,767    $   6,178    $   5,767
                                                                                   ---------    ---------    ---------    ---------
                                                                                   ---------    ---------    ---------    ---------
Supplemental disclosure of cash flow information:
            Cash paid during the period for interest                               $   6,424    $      --    $   6,542    $      --
                                                                                   ---------    ---------    ---------    ---------
                                                                                   ---------    ---------    ---------    ---------




    The accompanying notes are an integral part of the financial statements.

                            Starwood Financial Trust
                   Notes to Consolidated Financial Statements

Note 1 - Organization and Business

       Organization - Starwood Financial Trust (the "Company") was formed for the purpose of originating and acquiring various types of mortgage and other real estate-related financial investments. Through a series of transactions during 1994 and 1996, Starwood Mezzanine Investors, L.P. ("Starwood Mezzanine") and certain affiliates of the general partner of Starwood Mezzanine (SAHI, Inc. and SAHI Partners) acquired control of the Company.

       On September 26, 1996, the Company became the sole general partner of APMT Limited Partnership (the "Partnership") (see Notes 4 and 5). As discussed in Note 5, on March 18, 1998, all the outstanding interests in the Partnership not held by the Company were exchanged for additional Class A Shares of the Company, the Company became the sole partner of the Partnership and the Partnership was terminated.

       Also as more fully described in Note 5, pursuant to the concurrent approval through a shareholder vote on March 18, 1998, the Company entered into a series of transactions with Starwood Mezzanine and Starwood Opportunity Fund IV, L.P. ("SOF IV") (an affiliate of the general partners of Starwood Mezzanine), which, among other things, substantially recapitalized the Company and modified its investment policy (Starwood Mezzanine, SOF IV, SAHI, Inc.
and SAHI Partners are collectively referred to as the "Starwood Investors").

       Effective June 18, 1998, the Company (which had previously been organized under California Law) merged with a newly-formed subsidiary incorporated in Maryland and issued new shares of the subsidiary to its shareholders in exchange for the previous shares of the Company. Concurrently, the Company consummated a one-for-six reverse stock split.

       During 1993 through 1997, the Company failed to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). However, pursuant to a Closing Agreement with the Internal Revenue Service (the "IRS") obtained in March 1998, the Company will be eligible to and intends to elect to be taxed as a REIT for the taxable year beginning January 1, 1998.

     Business - The Company is a specialized finance company focused exclusively on the commercial real estate industry, and is a leading provider of flexible mortgage, mezzanine and lease financing. The Company's mission is to maximize risk-adjusted returns on equity by providing its customers with value-added, structured financing solutions.

     The Company currently plans to originate and make investments in various types of income-producing commercial real estate loans and its investment program will emphasize senior and junior commercial mortgage loans, including mezzanine financing, higher-yielding senior mortgage loans and non-performing or sub-performing loans. The Company anticipates that a majority of the investments to be held in its portfolio on a long-term basis will be structured so that the Company's investment is subordinate to third-party first mortgage debt but senior to the real estate owner/operator's equity position.

Note 2 - Summary of Significant Accounting Policies

       Basis of accounting and presentation - The accompanying audited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and article 10, Rule 10-01 of Regulations S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of the Company, its subsidiaries, and the Partnership.

       In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the Company's financial condition at June 30, 1998 and, the results of its operations, changes in shareholders' equity and its cash flows for the three and six month periods ended June 30, 1998 and 1997. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

       Cash and cash equivalents - Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

       Non-cash activity - During the six month period ended June 30, 1998, the Company had significant non-cash activity including: (i) conversion of units in the Partnership (shown as "minority interest" in the consolidated financial statements) to Class A Shares (see Note 5); (ii) issuance of options to the Advisor to acquire Class A Shares of the Company (see Note 5); and (iii) issuance of new Class A Shares in exchange for a portion of the acquisition of real estate loans and related investments as part of the Recapitalization Transactions (see Note 5). The cash portion of the Recapitalization Transactions is as follows (in thousands):

----------------                                                              7
Explanatory note:
(1) All share information contained herein is presented as adjusted for effects of one-for-six reverse stock split effective June 19, 1998.

        Acquisition of real estate loans and related investments            $(1,061,006)
        Acquired accrued interest and rent receivable                            (7,451)
        Par value of Class A Shares issued                                      302,223
        Additional paid in capital on Class A Shares issued                     431,318
                                                                            -------------
        Net cash outflow for the Recapitalization Transactions              $(  334,916)
                                                                            -------------
                                                                            -------------


       Revenue recognition - Interest income, including amortization of premiums or discounts and amortization of loan or commitment fees is recognized using the effective interest method. Income under participation features is recognized when earned and payable. Income from prepayment penalties is recognized when received.

           Provision for possible credit losses - The Company's accounting policies require that an allowance for estimated credit losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for possible credit losses. In addition, specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less costs to dispose on an individual loan basis. In addition, management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that management will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management measures these impaired loans at the fair value of the loans' underlying collateral less estimated disposal costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan. These loans are placed on non-accrual status at such time that the loans either: (i) become 90 days delinquent; or
(ii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment. Impairment losses are recognized as direct write-downs of the related loan and a corresponding charge to the provision for possible credit losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management's periodic evaluation of the allowance for possible credit losses is based upon an analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality and other relevant factors.

       Income taxes - The Company did not qualify as a REIT from 1993 through 1997; however, it did not incur any material tax liabilities as a result of its operations. See Note 4 to the consolidated financial statements for more information.

       As confirmed in a Closing Agreement with the IRS obtained in March 1998, the Company is eligible and intends to elect to be taxed as a REIT for its taxable year beginning January 1, 1998. As a REIT, the Company will be subject to income taxation at corporate rates on its REIT taxable income; however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Corporation to taxation at the shareholder level only. For income tax purposes, the Corporation reports revenue and expenses on the accrual method.

      Earnings (loss) per Class A Share - In February 1997, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the standard for computing earnings per share and makes them comparable with international earnings per share standards. The statement replaces primary earnings per share with basic earnings per share ("Basic EPS") and fully diluted earnings per share with diluted earnings per share ("Diluted EPS"). Basic EPS is computed based on the income applicable to Class A Shares (which is net income reduced by 1% allocated to Class B Shares) divided by the weighted-average number of Class A Shares outstanding during the period. Diluted EPS is based on the net earnings applicable to Class A Shares plus dividends on Class B Shares which are convertible, divided by the weighted average number of Class A Shares and dilutive potential Class A Shares that were outstanding during the period. Dilutive potential Class A Shares include the Class B Shares, which are convertible into Class A Shares at a rate of 49 Class B Shares for one Class A Share, and potentially dilutive share options to purchase Class A Shares issued to the Advisor and the Trustees of the Company. The Company adopted this accounting standard effective December 31, 1997, as required. Prior periods have been restated for comparative purposes in accordance with SFAS No. 128.

       The basic and fully diluted earnings per $1.00 par value Class A Share(1) of the Company (the "Class A Shares") are based upon weighted average shares outstanding (as indicated in the following table) during each of the three and six month periods ended June 30, 1998 and 1997, respectively.


                                                              (In thousands)
                                                   Three months ended   Six months ended
                                                        June 30,            June 30,
                                                   ------------------   ----------------
                                                     1998      1997      1998      1997
                                                     ----      ----      ----      ----
Weighted average Class A Shares outstanding
  for basic earnings per Class A Share              52,390     1,258    30,637     1,160

Add effect of assumed shares issued under              560       542       327        20
   Treasury stock method for stock options

Add effects of conversion of Class B
   Shares (1 for 49 ratio)                           1,228       760       701       761
                                                    -------    -------  ------    -------
Weighted average Class A Shares
   outstanding for fully diluted earnings
   per share                                        54,178     2,560    31,665     1,941
                                                    -------    -------  ------    -------
                                                    -------    -------  ------    -------


       As previously indicated, effective June 19, 1998, the Company consummated a one-for-six reverse stock split for its Class A and Class B Shares. Historical earnings per share have been retroactively restated to reflect the reverse split for comparative purposes.

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

      New Accounting Pronouncements - In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or the components therewith under generally accepted accounting principles. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ending December 31, 1998. The adoption of SFAS 130 is not expected to have a material impact on the Company's Financial Statement disclosures.

      In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ended December 31, 1998. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial statement disclosures.

Note 3 - Real Estate Loans and Related Investments

The following is a summary description of the Company's current investments:

                                                                                          Company's
                                         Current                                    Carrying value as of
                                        Number of    Original       Principal       --------------------
                        Underlying      Borrowers   Commitment      Balances        June 30,    December 31,
Type of Loan/Borrower  Property Type    In Class      Amount       Outstanding       1998          1997
---------------------  -------------    --------      ------       -----------     ----------   -------------
                                                                                  (unaudited)
Senior Mortgages       Office/Hotel/       10        $602,694       $550,780        $549,243               --
                       Mixed Use/
                       Apartment



Subordinated           Office/Hotel/        9         257,873        238,904         250,926               --
Mortgages              Resort/Planned
                       Communities

Opportunistic          Office/Hotel/        2         166,644        125,402          81,300               --
Mortgages              Apartment

Partnership loans/     Office/Hotel         3          52,300         52,279          50,230               --
Unsecured Notes

Construction Loans     Assisted             2          92,390         91,929          97,104               --
                       Living/Resorts

Real Estate Under      Hotels               1          N/A(3)         N/A(3)         192,660               --
  Operating Leases

Loan Participations    Various              2          15,422         15,783          10,821               --






Other Real             Marketable real     N/A         43,150         N/A             53,599       $   11,175
 Estate-Related        estate related                                              ----------      ----------
 Investments           securities

 Subtotal Investments                                                              1,285,883           11,175

 Provision for
 Possible Credit
 Losses                                                                                 (750)              --
                                                                                   ----------      ----------
    Total Real
     Estate Loans
     and Related
     Investments, net                                                            $ 1,285,133       $   11,175
                                                                                 -----------       ----------
                                                                                 -----------       ----------



                           Original        Interest                 Interest
                           Maturity         Accrual                 Payment              Principal         Participation
Type of Loan/Borrower       Dates           Rates                   Rates              Amortization         Features
---------------------      --------        --------                --------           -------------     ---------------
Senior Mortgages        1999 to 2007      Fixed: 7.28 to 16.00%  Fixed 7.28-10.82%         Yes (1)           Yes (2)
                                          Variable: LIBOR +      Variable: LIBOR +
                                          1.25 to 3.25%          1.25 to 3.25%

Subordinated            2001 to 2007      Fixed 10.00 to 17.00%  Fixed 10.00 to 15.25%     Yes (1)           Yes (2)
Mortgages

Opportunistic          1999 and 2007      6.00 to 7.00%          6.00 to 7.00%             Yes (1)           Yes (2)
Mortgages

Partnership loans/     2002 and 2004      11.25% to 15.0%        11.25% to 15.00%           No               Yes (2)
Unsecured Notes


Construction Loans     1999 and 2004     12.00 to 12.50%        10.00 to 12.50%             No               No

Real Estate Under          N/A(3)            N/A(3)                 N/A(3)                 N/A(3)           N/A(3)
  Operating Leases

Loan Participations        1999          Fixed:  7.13%          Fixed:  5.45 to 6.40%       No               No
                                         Variable:  LIBOR +     Variable: LIBOR +
                                         0.58 to 1.75%          0.58 to 1.75%

Other Real             2002 and 2007     12.50 to 12.75%        12.50 to 12.75%             No               No
 Estate-Related
 Investments



Explanatory Notes
-----------------

(1) The loans require fixed payments of principal and interest resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity. In addition, one of the loans permits additional annual prepayments of principal of up to $1.3 million without penalty at the borrower's option.
(2) Under some of these loans, the lender receives additional payments representing additional interest for participation in available cash flow from operations of the property and the proceeds, in excess of a base amount, arising from a sale or refinancing of the property.
(3) The lease is a triple net operating lease covering 17 hotels under which the lessee pays all costs associated with the operation of the hotels, including real estate taxes, insurance, utilities, services and capital expenditures. The initial term of the lease expires on December 31, 2010, and can be extended for up to five five-year terms at the lessee's option. Rent payments under the lease consist of base rent and additional rent based on the amount by which the aggregate operating revenue for any given year exceeds the aggregate operating revenue for the 12 months ended September 30, 1996. The carrying amount is presented net of accumulated depreciation.

Note 4 - Income Taxes

       Although originally formed to qualify as a REIT under the Code for the purpose of making and acquiring various types of mortgage and other loans, during 1993 through 1997, the Company failed to qualify as a REIT. As confirmed by a Closing Agreement with the Internal Revenue Service (the "IRS") obtained in March 1998, the Company will be eligible to and intends to elect to be taxed as a REIT for the tax year commencing on January 1, 1998. The Company did not incur any material tax liabilities as a result of its operations during such years.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes as well as operating loss and tax credit carry forwards. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Given the limited nature of the Company's operations and assets and liabilities from 1993 through 1997, the only deferred tax assets are net operating loss carry forwards ("NOL's") which arose during such periods. Since the Company intends to elect to be treated as a REIT for its tax year beginning January 1, 1998, it is anticipated that such NOL's will expire unutilized. Accordingly, no net value, after consideration of a 100% valuation allowance, has been reflected in these financial statements as of June 30, 1998 and December 31, 1997.

Note 5 - Historical Capital Activities and Current Transactions

       The shares of the Company are of two classes: Class A Shares (par value $1.00 per share) and Class B Shares (par value $.01 per share). There is no limit on the number of either Class A or Class B Shares which the Company is authorized to issue. Class B Shares are required to be issued by the Company in an amount equal to one-half of the number of Class A Shares outstanding. Class A and Class B Shares are each entitled to one vote per share with respect to the election of Trustees and other matters. The Class B Shares are convertible at the option of the Class B Shareholders into Class A Shares on the basis of 49 Class B Shares for one Class A Share. All distributions of cash will be distributed 99% to the Class A Shareholders and 1% to the Class B Shareholders.

       In November 1993, the Company was notified that SAHI, Inc. had acquired all of the Company's 212,500 outstanding Class B Shares. Subsequent to the acquisition of the Class B Shares, SAHI Partners, purchased the Class B Shares from SAHI, Inc. and accumulated 40,683 Class A Shares or 9.57% of the total outstanding Class A Shares.

       On March 15, 1994, the Company announced that it had entered into an agreement with SAHI and SAHI, Inc., for the sale of a warrant for the right to purchase 833,333 Class A Shares at a price of $6.00 per share (the "Class A Warrant") and 416,667 shares of Class B Shares at a price of $.06 per share (the "Class B Warrant"). SAHI and SAHI, Inc. purchased the warrants for $101,000, which amount was applied against the purchase price for the first Class A and Class B Shares purchased pursuant to the warrants. On March 28, 1996, the Class A Warrants were assigned to Starwood Mezzanine.

       On September 26, 1996, the Company became sole general partner of the Partnership by contributing $400,000 in cash in exchange for a 8.05% interest in the Partnership which was evidenced by 66,667 partnership units. Starwood Mezzanine became the 91.95% limited partner by contributing to the Partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note, valued by the Company at approximately $4.6 million as of September 30, 1996. Starwood Mezzanine's interest in the Partnership was evidenced by 761,491 units, which were convertible into cash, Class A Shares or a combination of both pursuant to an exchange rights agreement. In addition, Starwood Mezzanine had the right to require the Company to register for public sale, any or all of the Class A Shares in the Partnership issued to it upon the exercise of the Class A Warrant or upon exchange of the units issued to Starwood Mezzanine. As described below, the units were converted to Class A Shares in the first quarter of 1998.

       On January 22, 1997, Starwood Mezzanine exercised its rights under the Class A Warrant to acquire 833,333 Class A Shares. After its exercise of the Class A Warrant, Starwood Mezzanine beneficially owned 833,333 Class A Shares and 761,491 units. In addition, SAHI, Inc. exercised its rights under the Class B Warrant to acquire 416,667 Class B Shares. After its exercise of the Class B Warrants, SAHI Inc. beneficially owned 1,009,911 Class B Shares and 40,683 Class A Shares. Upon exercise of the Class A and Class B Warrants, SAHI, SAHI, Inc., and Starwood Mezzanine jointly owned 70% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, controlled 80% of the voting interest of the Company. The Company increased its capital by $5,025,000, and the resulting funds were utilized to purchase qualified short-term government securities.

       During the quarter ended March 31, 1998, the Company consummated certain transactions and entered into agreements which significantly recapitalized and expanded the capital resources of the Company as well as modified future operations including those described herein below in "Recapitalization Transactions."

       Effective on June 18, 1998, the Company consummated a merger with a newly-formed subsidiary for the purpose of changing its state of organization from California to Maryland. As part of the merger, the existing shareholders received shares of the former subsidiary in exchange for existing shares of the Company. Expenses incurred in connection with this reorganization of approximately $480,000 have been reflected as a reduction in shareholder equity.

Recapitalization Transactions

       Prior to the consummation of the Recapitalization Transactions: (i) Starwood Mezzanine and SAHI Inc. owned 70% and 100% of the outstanding Class A Shares and Class B Shares of the Company, respectively, through which they together controlled approximately 80% of the voting interests in the Company; and (ii) Starwood Mezzanine owned 761,491 units which represented the remaining 91.95% of the Partnership not held by the Company, that were convertible into either cash, an additional 761,491 Class A Shares of the Company, or a combination of the two, as determined by the Company.

       On March 18, 1998, each outstanding unit held by Starwood Mezzanine was exchanged for one Class A Share of the Company and, concurrently, the Partnership was liquidated through a distribution of its net assets to the Company, its then sole partner.

       Simultaneously, Starwood Mezzanine and SOF IV consummated the transactions contemplated by the contribution agreement ("Contribution Agreement") among Starwood Mezzanine, SOF IV and the Company to substantially recapitalize and increase the size of the Company's assets and operations (collectively, the "Recapitalization Transactions"). Pursuant to the Contribution Agreement, Starwood Mezzanine contributed various real estate loans and related investments to the Company in exchange for 9,191,333 Class A Shares and $25.5 million in cash, as adjusted. SOF IV contributed real estate loans and related investments, $17.9 million in cash and certain letters of intent in exchange for 41,179,133 Class A Shares of the Company and a cash payment of $324.3 million. Concurrently, the holders of the Class B Shares who are affiliates of the general partners of Starwood Mezzanine and SOF IV acquired 25,565,979 additional Class B Shares sufficient to maintain existing voting preferences pursuant to the Company's Amended and Restated Declaration of Trust (the "Declaration of Trust"). Immediately after these transactions, the Starwood Investors owned an aggregate of approximately 99.3% of the outstanding Class A Shares of the Company and 100% of the Class B Shares. Assets acquired from Starwood Mezzanine have been reflected using step acquisition accounting at predecessor basis adjusted to fair market value to the extent of post-transaction third-party ownership. Assets acquired from SOF IV have been reflected at their fair market value.

New Credit Facilities

       On March 18, 1998, the Company entered into bank credit agreements under which the Company had the capacity to borrow up to $625.0 million, with up to an additional $175.0 million available, subject to certain conditions, to fund loan originations or acquisitions (including the cash portion of the Recapitalization Transactions described above) and for other general corporate purposes. The current credit agreement is comprised of: (i) a $500.0 million revolving credit facility which bears interest at a fixed margin over LIBOR and with outstanding principal due at maturity on March 13, 2001; and (ii) a $125.0 million term loan, secured by the Company's operating lease properties, which bears interest at a fixed margin over LIBOR and which matures on March 15, 1999. Availability of amounts to borrow under the revolving credit facility is subject to having sufficient assets included as security under the facility based upon a percentage borrowing base calculation. An aggregate of $6.25 million in loan fees relating to these arrangements were paid at closing of the Recapitalization Transactions. These fees will be amortized over the related loan terms. In addition, upon closing of the Recapitalization Transactions, approximately $1.75 million in loan fees were paid with respect to the additional $175.0 million of available credit. Such fees are refundable if the related facility is not utilized.

       In anticipation of consummating these financing transactions, effective on March 16, 1998, the Company entered into LIBOR interest rate caps struck at 9.00% in the notional amounts of $125.0 million and $300.0 million expiring on March 16, 1999 and 2001, respectively.

Modification to Company's Investment Policy

       As approved by the shareholders of the Company in March 1998, the primary purpose and investment policy of the Company is to originate and acquire a diverse portfolio of structured, higher-yielding debt and debt-like interests in real estate and real estate-related assets. In addition, although not currently part of the Company's primary investment policy, the Company may: (i) acquire securities collateralized, in whole or in part, by mortgage loans, as well as make equity investments in real estate and real estate-related assets; (ii) acquire direct or indirect interests in short-, medium- and long-term real estate-related debt securities and mortgage interests, which may include warrants, equity participations or similar rights incidental to a debt investment by the Company; (iii) make, hold and dispose of purchase money loans with respect to assets sold by the Company; and (iv) acquire positions in non-performing and sub-performing debt for the purpose of either restructuring it as performing debt or, if such efforts are unsuccessful, of obtaining shortly thereafter primary management rights over or equity interests in the underlying assets securing such debt (the "Diversified Portfolio").

       As discussed above, the Company currently plans to originate and make investments in various types of income-producing commercial real estate loans and its investment program will emphasize senior and junior commercial mortgage loans, including mezzanine financing, higher-yielding senior mortgage loans and non-performing or sub-performing loans. The Company anticipates that a majority of the investments to be held in its portfolio on a long-term basis will be structured so that the Company's investment is subordinate to third-party first mortgage debt but senior to the real estate owner/operator's equity position.

       The investment and financing policies of the Company and its policies with respect to all other activities, including its growth, debt, capitalization, dividends and operating policies, will be determined by the Board of Trustees. Although the Board of Trustees has no present intention to do so, these policies may be amended or revised at any time and from time to time at the discretion of the Board of Trustees, without a vote of the shareholders.

       The Company is restricted from making certain types of investments as a result of the restrictions and conflicts described below (the "Investment Restrictions"). These restrictions may limit the flexibility of the Company in implementing its investment policy. Specifically, without the amendment, termination or waiver of provisions of certain non-competition agreements between Starwood Capital Group, L.P. and Starwood Hotels & Resorts, the Company is prohibited from: (i) making investments in loans collateralized by hotel assets where it is anticipated that the underlying equity will be acquired by the debt holder within one year from the acquisition of such debt; (ii) acquiring equity interests in hotels (other than acquisitions of warrants, equity participations or similar rights incidental to a debt investment by the Company or that are acquired as a result of the exercise of remedies in respect of a loan in which the Company has an interest); or (iii) selling or contributing to or acquiring any interests in Starwood Hotels & Resorts, including debt positions or equity interests obtained by the Company under, pursuant to or by reason of the holding of debt positions.

       The Company's authority with respect to the Diversified Portfolio includes the power to acquire, hold, own, develop, redevelop, construct, improve, maintain, operate, manage, sell, lease, rent, transfer, encumber, mortgage, convey, exchange and otherwise dispose of or deal with the Diversified Portfolio and the Diversified Portfolio may be held by the Company directly or indirectly. The Diversified Portfolio may include controlling or non-controlling investments in or relating to any general category of real estate assets, including without limitation, hotel, office, mixed-use, retail, industrial, mini-storage and residential improvements to land, excluding any investments prohibited by the Investment Restrictions.

Advisory Agreement

     In connection with the Recapitalization Transactions, the Company and Starwood Financial Advisors, L.L.C. (the "Advisor") entered into an Advisory Agreement (the "Advisory Agreement") pursuant to which the Advisor manages the investment affairs of the Company, subject to the Company's purpose and investment policy, the Investment Restrictions and the directives of the Board of Trustees. The services provided by the Advisor include the following: identifying investment opportunities for the Company; advising the Company with respect to and effecting acquisitions and dispositions of the Company's investments; monitoring, managing and servicing the Company's loan portfolio; and arranging debt financing for the Company. The Advisor will not act in a manner that is inconsistent with the express direction of the Board of Trustees and reports to the Board of Trustees and/or the officers of the Company with respect to its activities.

      Commencing on the 90th day after the consummation of the Recapitalization Transactions, the Company commenced paying to the Advisor a quarterly base management fee of 0.3125% (1.25% per annum) of the "Book Equity Value" of the Company (as defined in the Advisory Agreement), determined as of the last day of each quarter, but estimated and paid in advance subject to recomputation.

      In addition, commencing on the 90th day after the consummation of the Recapitalization Transactions, the Company commenced paying the Advisor a quarterly incentive fee of 5.00% of the Company's "Adjusted Net Income" (as defined in the Advisory Agreement) during each quarter that the Adjusted Net Income for such quarter (restated and annualized as a rate of return on the Company's Book Equity Value for such quarter) equals or exceeds the "Benchmark BB Rate" (as defined in the Advisory Agreement). The Advisor is also reimbursed for certain expenses it incurs on behalf of the Company.

      The Advisory Agreement has an initial term of three years, subject to automatic renewal for one-year periods unless the Company has been liquidated or a Termination Event (as defined in the Advisory Agreement and which generally includes violations of the Advisory Agreement by the Advisor, a bankruptcy event of the Advisor or the imposition of a material liability on the Company as a result of the Advisor's bad faith, willful misconduct, gross negligence or reckless disregard of duties) has occurred and is continuing. In addition, the Advisor may terminate the Advisory Agreement on 60 days' notice to the Company and the Company may terminate the Advisory Agreement upon 60 days' written notice if a Termination Event has occurred or if the decision to terminate is based on an affirmative vote of the holders of two thirds or more of the voting shares of the Company at the time outstanding.

1996 Share Incentive Plan

       The Company amended and restated its stock option plan to provide a means of incentive compensation for officers, other key employees and Trustees. Stock options, restricted stock awards and other performance awards may be granted under the Starwood Financial Trust 1996 Share Incentive Plan (the "Plan"). Under the amended Plan, up to a maximum of 9.0% of the outstanding Class A Shares on a fully-diluted basis, as adjusted for subsequent issuances of Class A Shares, are reserved for issuance under the Plan. All grants of shares under the Plan, other than automatic grants to non-employee Trustees, will be at the sole discretion of the Board of Trustees or a specifically designated sub-committee of such Trustees. Approximately 2,493,843 options to purchase Class A Shares at $15.00 per share that are immediately exercisable were granted to the Advisor under the Plan upon consummation of the Recapitalization Transactions and additional grants may be made to the Advisor or employees of the Company in the future. During the first and second quarter of 1998, the Company issued options to acquire an aggregate of 10,000 Class A Shares to certain directors at exercise prices equal to the market price at the date of grant.

       The Company has elected to use the intrinsic method for accounting for options issued to direct employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 Accounting for Stock Based Compensation ("SFAS 123") and, accordingly, recognized no compensation charge in connection with these options. The Company utilizes the option value method as required by SFAS 123 to account for options issued to the Advisor. An independent financial advisory firm estimated the value of these options at date of grant to be approximately $2.40 per share using a Black-Scholes valuation model. In the absence of comparable historical market information for the Company, the advisory firm utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life of five years, a 27.5% volatility rate and an estimated annual dividend rate of 8.5%. Options issued to the Advisor, accordingly, resulted in a charge to earnings upon consummation of the Recapitalization Transactions equal to the number of options allocated to the Advisor multiplied by the estimated value at consummation. A charge of approximately $6.0 million has been reflected in the Company's first quarter 1998 financial results. Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Trustees.

Pro Forma Operating Results

The following summary pro forma information includes the effects of the following transactions consummated in March 1998: (i) the Recapitalization Transactions; (ii) the exchange of each outstanding Unit held by holders other than the Company for one Class A Share; (iii) the liquidation and termination of the Partnership; and (iv) the borrowings necessary to consummate the aforementioned transactions. The pro forma operating data for the six-month periods ended June 30, 1998 and 1997 are presented as if the transactions had been completed on January 1, 1998 and 1997, respectively.

                                    Pro Forma
                        Condensed Statement of Operations
             (In thousands, except for net income per Class A Share)


                                                             For the Six
                                                          Month Period Ended
                                                               June 30,
                                                          ------------------
                                                           1998       1997
                                                          -----       -----
                                                             (unaudited)
Revenue:
Interest income                                          $51,326    $24,391
Prepayment income                                             --     13,990
Operating lease income                                     7,500      7,500
Other income                                               1,716      1,035
                                                         -------    -------
                                                          60,542     46,916
                                                         -------    -------
Costs and Expenses:
Interest expense                                          16,355         --
Operating lease depreciation                               2,958      3,167
General and administrative                                 1,259      1,554
Advisory fees                                              4,840      4,840
Stock option compensation expense                             --         --
Provision for possible credit losses                         750        750
                                                         -------    -------
                                                          26,162     10,311
                                                         -------    -------

Pro forma net income                                     $34,380    $36,605
                                                         -------    -------
                                                         -------    -------
Pro forma basic net income per Class A Share             $  0.65    $  0.69
                                                         -------    -------
                                                         -------    -------
Weighted average number of Class A Shares outstanding     52,390     52,289
                                                         -------    -------
                                                         -------    -------


The pro forma operating data for the six-month period ended June 30, 1998 excludes a charge of approximately $6.0 million or $0.11 per Class A Share, as adjusted, relating to the value of options to acquire Class A Shares issued to the Advisor concurrently with the consummation of the Recapitalization Transactions (as described in the preceding section), as such charge is considered largely non-recurring in nature. However, future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Trustees.

While other real estate-related investments are assumed to have taken place as of the beginning of each period, mortgage note receivable acquisitions or originations are not reflected in these pro forma numbers until the actual origination or acquisition date by Mezzanine or SOF IV. Consequently, since many of the mortgage acquisitions or originations did not occur until after June 30, 1997, the revenue from these assets is not included in the 1997 pro forma results. Pro forma prepayment income in the six months ended June 30, 1997, represented the early repayment of an improvement note held by the Starwood Mezzanine. No interest expense has been reflected in the pro forma operating data for the six-month period ended June 30, 1997 since the aggregate capital contributed in the Recapitalization Transactions exceeded the pro forma weighted average for the real estate loans and related investments actually outstanding during the period. The pro forma financial information is not necessarily indicative of what the consolidated results of operations of the Company would have been as of and for the periods indicated, nor does it purport to represent the results of operations for future periods.

New loan originations and acquisitions

From March 18, 1998 through June 30, 1998, the Company originated or acquired seven new secured loans with an aggregate principal balance of approximately $206.1 million and funded an additional approximately $10.0 million under existing loan commitments. These originations and acquisitions were funded in part by approximately $70.6 million borrowed under the Company's revolving credit facility (net of repayments), $78.8 million borrowed under new non-recourse term loans bearing interest at a fixed margins over LIBOR and $35.6 million borrowed under reverse repurchase arrangements bearing interest at fixed margins over LIBOR, secured by certain real estate securities held by the Company.

Interest rate hedging activity

The Company entered into LIBOR interest rate caps struck at 9.00% in the notional amount of $300.0 million (expiring March 16, 2001) and $125.0 million (expiring March 16, 1999) on amounts borrowed under its credit facility and one of its term loans, respectively. The Company also entered into LIBOR interest rate caps struck at 7.50% in the notional amounts of $40.4 million and $38.3 million expiring on January 1, 2001 and June 1, 2001, respectively, on amounts borrowed under additional term loans. The
Company also entered into a Treasury rate lock to hedge interest rate risks on approximately $125.0 million in anticipated fixed rate borrowings to refinance one of its term loans.

Note 6:  Subsequent Events

Subsequent to June 30, 1998, the Company consummated the following significant transactions or financial arrangements:

New loan originations, acquisitions and repayments

Subsequent to June 30, 1998, the Company originated or acquired four secured loans for an aggregate funding amount of approximately $345.8 million. In addition, the Company entered into a $110.0 million hotel acquisition facility with a single borrower, which the Company expects will be refinanced with a seven-year term loan in 1999. As of August 13, 1998, approximately $40.8 million of this facility had been drawn.

In addition, on July 24, 1998, the Company entered into a strategic origination venture with another public finance company to originate up to $300.0 million of loans secured by specialty real estate. Under its terms, the venture will ultimately be capitalized 70.0% with third-party debt and 30.0% with capital contributions from the Company and its venture partner. The Company will contribute up to $72.0 million in preferred equity in exchange for a 12.00% preferred return and 50% of the residual profits in excess of the aggregate of its preferred return and a 12.00% return to the subordinate joint venture partner. Pending the closing of third-party senior debt financing, the Company plans to advance senior debt to the venture at a fixed margin over LIBOR. On July 24, 1998, the venture funded approximately $22.5 million of loans. Of the total loan amounts, the Company funded an aggregate of $21.2 million, representing its interim funding of the venture's senior debt and its share of the venture's preferred equity.

These new loan originations and acquisitions were funded by approximately $198.6 million borrowed under the Company's revolving credit facility (net of repayments) and $209.2 million borrowed under new term loans, as described below.

On July 9, 1998, a borrower repaid one of the Company's first mortgage notes, which was secured by a regional mall and carried an outstanding principal balance of approximately $47.4 million plus accrued interest and a $1.6 million prepayment penalty. The Company utilized the proceeds to repay a related term loan obligation.

New financing and hedging arrangements

Subsequent to quarter end, the Company expanded its existing revolving credit facility from $500.0 million to $675.0 million and entered into several new financing arrangements, which were in part used to fund the transactions described in the preceding section. The new financing arrangements include: (i) an additional $500.0 million, two-year secured credit facility bearing interest at fixed margins over LIBOR; and (ii) an additional $209.2 million borrowed under two new term loans bearing interest at a fixed margin over LIBOR and maturing between June and August, 2000.

In addition, since June 30, 1998, the Company entered into a Treasury rate lock to hedge interest rate risks on approximately $100.0 million in anticipated fixed rate borrowings and approximately $206.8 million of interest rate swaps to effectively fix the interest rate on a portion of the Company's floating-rate obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company is a specialized finance company focused exclusively on the commercial real estate industry. The Company is a leading provider of flexible, structured mortgage, mezzanine and lease financing.

      Prior to the Recapitalization Transactions (described in Note 5 to the Company's consolidated financial statements), the Company's primary source of cash during 1998 and 1997 was from income earned on its interest in the participation certificates in the Warwick Hotel mortgage note and certain investments in government or government-sponsored securities, as well as short term cash investments. On October 1, 1997, the Warwick Hotel note was repaid and the $4.5 million of proceeds were invested in government securities.

      On September 26, 1996, the Company became sole general partner of the Partnership by contributing $400,000 in cash, in exchange for a 8.05% interest in the Partnership evidenced by 66,667(1) units. Starwood Mezzanine became the 91.95% limited partner by contributing to the Partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note valued by the Company at approximately $4.6 million at the time of contribution. Starwood Mezzanine's units were converted into Class A Shares on March 18, 1998 on a one-for-one basis and the Partnership was terminated.

      On January 22, 1997, Starwood Mezzanine exercised its rights under a warrant to acquire 833,333 Class A Shares. In addition, SAHI, Inc. exercised its rights under the warrant to acquire 416,667 Class B Shares. As a result of the exercise of the warrants, the Company's capital increased by $5,025,000, and the resulting funds were used to purchase short-term government securities.

       As more fully discussed in Note 5 to the Company's consolidated financial statements, pursuant to the concurrent approval through a shareholder vote on March 18, 1998, the Company entered into a series of transactions which, among other things, substantially recapitalized the Company and modified its investment policy. Effective June 18, 1998, the Company (which was organized under California law) merged with a newly formed subsidiary organized under Maryland law and issued new shares of the subsidiary to its shareholders in exchange for the previous shares of the Company. Concurrently, the Company consummated a one-for-six reverse stock split.

      As more fully discussed in Note 4 to the Company's consolidated financial statements, for fiscal years 1993 to 1997 the Company did not qualify as a REIT; however, the Company intends to elect to qualify as a REIT under the Code for its 1998 taxable year and, as such, anticipates distributing annually approximately 100% of its taxable income, subject to certain adjustments. Cash for such distributions is expected to be generated from the Company's operations. The Company's operations for any period may be affected by a number of factors, including the investment assets held, the financial and operating performance of the collateral underlying secured loans or the business of the borrowers with respect to unsecured loans, or the economic or interest rate environment generally.

Liquidity and Capital Resources

      The Company requires capital to fund its financing activities and operating expenses. The Company's capital sources include cash flow from operations, borrowings under lines of credit, additional bank borrowings or reverse repurchase arrangements, long-term financing secured by the Company's assets, unsecured financing and the issuance of common, convertible and/or preferred equity securities.

      Concurrently with the Recapitalization Transactions, the Company entered into bank credit agreements under which the Company could borrow up to $625.0 million, with up to an additional $175.0 million available, subject to certain conditions, to fund loan originations or acquisitions (including the cash portion of the Recapitalization Transactions previously described) and for other general corporate purposes. The credit agreements are comprised of: (i) a $500.0 million revolving credit facility, which bears interest at a fixed margin over LIBOR and matures on March 13, 2001 and which had an outstanding principal balance of approximately $295.6 million on June 30, 1998; and (ii) a $125.0 million term loan secured by the Company's operating lease properties, which bears interest at a fixed margin over LIBOR and matures on March 15, 1999. Availability of amounts to borrow under the revolving credit facility is subject to having sufficient assets included as security under the facility in accordance with a percentage borrowing base calculation. An aggregate of $8.0 million in loan fees relating to these arrangements were paid at closing of the Recapitalization Transactions. These fees will be amortized over the related loan terms.

      During the second quarter, the Company entered into LIBOR interest rate caps struck at 9.00% in the notional amounts of $125.0 million and $300.0 million and expiring on March 16, 1999 and 2001, respectively. The Company entered into LIBOR interest rate caps struck at 7.50% in the notional amounts of $40.4 million and $38.3 million expiring on January 1, 2001 and June 1, 2001 respectively, on amounts borrowed under additional term loans. The Company also entered into a Treasury rate lock to hedge interest rate risks on approximately $125.0 million in anticipated fixed rate borrowings. In addition,

--------------                                                               16
Explanatory note:
(1) All share information contained herein is presented as adjusted for effects of one-for-six reverse stock split effective June 19, 1998.

subsequent to June 30, 1998, the Company also arranged a Treasury rate lock to hedge the interest rate risks on approximately $100.0 million in anticipated fixed rate borrowings and approximately $206.8 million of interest rate swaps to effectively fix the interest rate on a portion of the Company's floating-rate obligations.

      Subsequent to June 30, 1998, the Company expanded its existing revolving credit facility from $500.0 million to $675.0 million and entered into several new financing arrangements, which were in part used to fund the new origination and acquisitions described above including: (i) an additional $500.0 million two-year secured credit facility bearing interest at fixed margins over LIBOR; and (ii) an additional $209.2 million borrowed under two new term loans bearing interest at a fixed margin over LIBOR and maturing between June and August, 2000. In addition, a borrower repaid one of the Company's first mortgage notes, which was secured by a regional mall and carried an outstanding principal balance of approximately $47.4 million plus accrued interest and a $1.6 million prepayment penalty. The Company utilized the proceeds to repay a related term loan obligation.

      The Company believes that its significant capital resources and access to financing will provide it with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital requirements, including expected new investment transactions.

Three Month Period Ended June 30, 1998 Compared to 1997

      During the three months ended June 30, 1998, total revenue increased $33,484,000 as compared to total revenue for the three months ended March 31, 1997. This increase is a result of the interest generated by the real estate loan investments contributed in the Recapitalization Transactions, as well as approximately $206.1 million of other loan investments newly originated or acquired by the Company during 1998 and an additional $10.0 million funded under existing loan commitments. Included in other income for the three month period ended June 30, 1998 is a gain of $860,000 from the early repayment of a $2.8 million loan participation that had been acquired at a discount.

      The increase in the Company's total costs and expenses during the three months ended June 30, 1998 compared to the three months ended June 30, 1997 is primarily due to the expense associated with the interest expense on the borrowings under the revolving credit facility and other borrowings used to fund the Company's loan origination/acquisition activities, as well as general and administrative costs associated with the implementation of the Company's new business plan and advisory fee expenses under the Advisory Agreement.

      The Company believes that as a result of the Recapitalization Transactions, which occurred on March 18, 1998, prior periods are not necessarily indicative of the Company's future operating results or financial condition.

Six Month Period Ended June 30, 1998 compared to 1997

      During the six months ended June 30, 1998, total revenue increased $37,210,000 as compared to total revenue for the six months ended June 30, 1997. This increase is a result of the interest generated by the real estate loan investments contributed in the Recapitalization Transactions, as well as approximately $206.1 million of other loan investments newly originated or acquired by the Company during 1998 and an additional $10.0 million funded under existing loan commitments. Included in other income for the six month period ended June 30, 1998 is a gain of $860,000 from the early repayment of a $2.8 million loan participation that had been acquired at a discount.

      The increase in the Company's total costs and expenses during the six months ended June 30, 1998 compared to the six months ended June 30, 1997 is primarily due to the expense associated with the issuance of approximately 2,493,843 options to the Advisor (see Note 5 to the Company's consolidated financial statements) as well as the interest expense on the borrowings under the revolving credit facility and other borrowings used to fund the Company's new loan origination/acquisition activities, as well as general and administrative costs associated with the implementation of the Company's new business plan and advisory fee expenses under the Advisory Agreement.

      The minority interest expense represents Starwood Mezzanine's share of the net income generated by the Partnership before the Partnership's dissolution on March 18, 1998.

      The Company believes that as a result of the Recapitalization Transactions, which occurred on March 18, 1998, the six month period ended June 30, 1998 and the comparable prior periods are not necessarily indicative of the Company's future operating results or financial condition.

Interest Rate Risks

       The Company's operating results will depend in part on the difference between the interest and related income earned on its assets and the interest expense incurred in connection with its interest-bearing liabilities. Competition from other providers of mezzanine capital may lead to a decrease in the interest rate earned on the Company's interest-bearing assets, which the Company may not be able to offset by obtaining lower interest costs on its borrowings. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Company's interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have a material adverse effect on the Company. In addition, an increase in interest rates could, among other things, reduce the value of the Company's interest-bearing assets and its ability to realize gains from the sale of such assets, and a decrease in the interest rates could reduce the average life of the Company's interest-earning assets.

       Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Company. The Company employs various hedging strategies to limit the effects of changes in interest rates on its operations, including engaging in interest rate swaps, caps, floors and other interest rate exchange contracts. There can be no assurance that the profitability of the Company will not be adversely affected during any period as a result of changing interest rates. In addition, hedging transactions involve certain additional risks such as counter-party credit risk, legal enforceability of hedging contracts and the risk that unanticipated and significant changes in interest will cause a significant loss of basis in the contract. With regard to loss of basis in a hedging contract, indices upon which contracts are priced may be more or less variable than the indices upon which the hedged assets or liabilities are priced, thereby making the hedge less effective. There can be no assurance that the Company will be able to adequately protect against the foregoing risks and that the Company will ultimately realize an economic benefit from any hedging contract it enters into.

Other Matters

       The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e. "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of June 30, 1998, the Company calculates that it is in and has maintained compliance with this requirement.

Forward Looking Statements

       When used in this Form 10-Q, in future SEC filings or in press releases or other written or oral communications, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that such forward looking statements speak only as of the date made and that various factors including regional and national economic conditions, changes in levels of market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.

      The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART II.  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     None.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company changed its state of organization from California to Maryland on June 19, 1998. In connection therewith, the constituent instruments defining the rights of the capital stock of the Company were modified as previously reported and described in the Company's Proxy Statement / Prospectus dated May 14, 1998.

      ITEM 3.  DEFAULT UPON SENIOR SECURITIES

      None.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 18, 1998, the Company held a special meeting to vote on various proposals described in following summary, along with the vote(1) on such proposals:

      Election of Trustees:

The four trustees elected as a result of the meeting to hold office until the next annual meeting of Shareholders are Jeffrey G. Dishner, Jonathan D. Ellian, Merrick R. Kleeman and Robin Josephs.


                                       Eligible
       Trustee                           Votes           For            Against           Abstain
       -------                        ----------      ----------        -------           -------
   Jeffery G. Dishner                 78,472,774      78,468,875          3,899                -
   Jonathan D. Ellian                 78,472,774      78,468,916          3,858                -
   Merrick R. Kleeman                 78,472,774      78,468,916          3,858                -
   Robin Josephs.                     78,472,774      78,468,833          3,941                -


   Other Proposals:


                                       Eligible
       Proposals                         Votes           For            Against           Abstain
       ---------                      ----------      ----------        -------           -------
1. To approve the reorganization
   of the Company under the laws
   of the State of Maryland
   through the merger and transfer
   of all of the assets and
   liabilities to
   Starwood Financial Trust.          78,472,774      78,339,450          4,476            5,004

2. To ratify the appointment of
   PricewaterhouseCoopers LLP as
   Independent Auditors for the
   fiscal year ended
   December 31, 1998.                 78,472,774      78,467,824          2,110            2,840


      ITEM 5. OTHER INFORMATION

      None.
-----------------                                                            20
Explanatory note:
(1) All share information contained herein is presented as adjusted for effects of one-for-six reverse stock split effective June 19, 1998.

      ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

              a.    Exhibits


              Exhibit
               Number    Description of Exhibit
              -------    ----------------------
                 2.1     Merger and Reorganization Agreement between the Company and SFT-Maryland*

                 3.1     Amended and Restated Declaration of Trust of Starwood Financial Trust*

                 3.2     Bylaws of Starwood Financial Trust*

                   *     Incorporated by reference from the Company's Registration Statement on Form S-4
                         (file number 333-52405)


              b.    Reports on Form 8-K

                    On April 2, 1998, a report on Form 8-K was filed in connection with the Recapitalization Transactions.

                                   SIGNATURES

             Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STARWOOD FINANCIAL TRUST
                                   ---------------------------------------
                                   Registrant

Date   August 14, 1998              /s/ Jay Sugarman
                                   ---------------------------------------
                                   Jay Sugarman
                                   Chief Executive Officer and President

Date   August 14, 1998              /s/ Spencer B. Haber
                                   ---------------------------------------
                                   Spencer B. Haber
                                   Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting Officer)