Form 10-Q
period 1998-09-30
STARWOOD FINANCIAL TRUST
filed 1998-11-13
CIK 831972

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549






                                     FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to____________________

                            Commission File No. 1-10150


                              STARWOOD FINANCIAL TRUST
               (Exact name of registrant as specified in its charter)


            Maryland                                           95-6881527
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

      1114 Avenue of the Americas                                10036
               27th Floor                                      (Zip Code)
           New York, NY 10036
(Address of principal executive offices)

Registrant's telephone number, including area code:                   (212) 930-9400
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:                                      Name of Exchange on which registered:
     --------------------                                      -------------------------------------
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

     As of November 9, 1998, there were 52,407,718 Class A Shares of Starwood Financial Trust, $1.00 par value, outstanding.

                               STARWOOD FINANCIAL TRUST


                                  INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----

PART I.       CONSOLIDATED FINANCIAL INFORMATION..........................     3


  ITEM 1.     FINANCIAL STATEMENTS:

              CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 1998 AND
                    DECEMBER 31, 1997......................................    3

              CONSOLIDATED STATEMENTS OF OPERATIONS - FOR THE THREE AND NINE
                    MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997........    4

              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY -
                    FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998.....    5

              CONSOLIDATED STATEMENTS OF CASH FLOWS - FOR THE THREE AND NINE
                    MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997........    6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................    7

  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS....................   16

PART II.      OTHER INFORMATION............................................   20


  ITEM 1.     LEGAL PROCEEDINGS............................................   20

  ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS....................   20

  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES..............................   20

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   20

  ITEM 5.     OTHER INFORMATION............................................   20

  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.............................   20

              SIGNATURES...................................................   21

PART I - CONSOLIDATED FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS


                                     STARWOOD FINANCIAL TRUST
                                    CONSOLIDATED BALANCE SHEETS
                                          (In thousands)

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                         1998            1997*
                                                                       ---------        -------
                                                                      (unaudited)
                                              ASSETS
Loans and other investments, net (Note 5)                             $1,760,167        $    90
Cash and cash equivalents                                                  6,291            296
Marketable securities                                                      6,117         11,085
Accrued interest and rent receivable                                      15,095             58
Deferred expenses and other assets                                         8,952          1,912
                                                                      ----------        -------

     Total assets                                                     $1,796,622        $13,441
                                                                      ==========        =======


                               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities              $   10,843        $ 1,915
Debt obligations (Note 6)                                              1,014,672              -
                                                                      ----------        -------

     Total liabilities                                                 1,025,515          1,915
                                                                      ----------        -------

Minority interest                                                              -          5,175
                                                                      ----------        -------

Commitments and contingencies                                                  -              -

Shareholders' equity:
Class A Shares, $1.00 par value, unlimited shares authorized,
     52,407,718 (1) and 7,550,000 shares issued and outstanding
     at September 30, 1998 and December 31, 1997, respectively            52,408          7,550
Class B Shares, $0.01 par value, unlimited shares authorized,
     26,203,859(1) and 3,775,000  shares issued and outstanding
     at September 30, 1998 and December 31, 1997, respectively               262             38
Net unrealized gains (losses) on "available-for-sale" investments            (22)          (162)
Additional paid in capital                                               701,107              -
Retained earnings (deficit)                                               17,352         (1,075)
                                                                      ----------        -------

     Total shareholders' equity                                          771,107          6,351
                                                                      ----------        -------

     Total liabilities and shareholders' equity                       $1,796,622        $13,441
                                                                      ==========        =======


*RECLASSIFIED TO CONFORM TO 1998 PRESENTATION.

(1) As adjusted for one-for-six reverse stock split effective June 19, 1998 (Note 1)

             The accompanying notes are an integral part of the financial statements.


                                                                                                 3


                                              STARWOOD FINANCIAL TRUST
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  (UNAUDITED)


                                                             FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                             --------------------------    -------------------------
                                                                 1998            1997          1998            1997
                                                               -------          -----        -------          -----
REVENUE:
     Interest income                                           $36,398          $ 246        $68,910          $ 704
     Operating lease income                                      4,350              -          8,624              -
     Other income                                                1,329              -          2,213              2
                                                               -------          -----        -------          -----

          Total revenue                                         42,077            246         79,747            706
                                                               -------          -----        -------          -----

COSTS AND EXPENSES:
     Interest expense                                           14,978              -         25,472              -
     Operating lease depreciation                                1,374              -          2,943              -
     General and administrative                                    964            104          1,777            261
     Advisory fees                                               2,826              -          4,817              -
     Provision for possible credit losses                        1,000              -          1,750              -
     Stock option compensation expense (Note 9)                      -              -          5,985              -
                                                               -------          -----        -------          -----

          Total costs and expenses                              21,142            104         42,744            261
                                                               -------          -----        -------          -----


Net income before minority interest                             20,935            142         37,003            445

Minority interest                                                    -           (140)           (54)          (420)
                                                               -------          -----        -------          -----

Net income                                                     $20,935          $   2        $36,949          $  25
                                                               =======          =====        =======          =====

Basic earnings per Class A Share(1)                            $  0.40          $0.00        $  0.96          $0.02
                                                               =======          =====        =======          =====


Diluted earnings per Class A Share(1)                          $  0.38          $0.00        $  0.94          $0.01
                                                               =======          =====        =======          =====


(1) As adjusted for one-for-six reverse stock split effective June 19, 1998 (Note 1)


             The accompanying notes are an integral part of the financial statements.


                                                                                                 4


                              STARWOOD FINANCIAL TRUST
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (IN THOUSANDS)
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                    (UNAUDITED)


                                                                                NET
                                                                            UNREALIZED
                                                      PAR VALUE                GAINS        ADDITIONAL     RETAINED
                                               CLASS A         CLASS B      (LOSSES) ON      PAID-IN       EARNINGS
                                               SHARES          SHARES       INVESTMENTS      CAPITAL       (DEFICIT)       TOTAL
                                              ---------        -------      -----------     ----------     ---------     --------
Balance at December 31, 1997*                 $   7,550        $    38          $(162)      $      -       $ (1,075)     $  6,351

Recapitalization Transactions (Note 4)          306,796          1,534              -        432,084              -       740,414

Issuance of options to the Advisor (Note 9)           -              -              -          5,985              -         5,985

Effective exercise of options                        18              -              -            252              -           270

Change in net unrealized gains (losses)
    on investments                                    -              -            140              -              -           140

Dividends paid                                        -              -              -              -        (18,522)      (18,522)

Effects of reorganization(1) (Note 1)          (261,956)        (1,310)             -        262,786              -          (480)

Net income for the period                             -              -              -              -         36,949        36,949
                                              ---------        -------          -----       --------        -------      --------
Balance as of September 30, 1998              $  52,408        $   262          $ (22)      $701,107        $17,352      $771,107
                                              =========        =======          =====       ========        =======      ========

*  RECLASSIFIED TO CONFORM TO 1998 PRESENTATION.

(1) As adjusted for 1-for-six reverse stock split effective June 19, 1998 (Note 1)


                                  The accompanying notes are an integral part of the financial statements.


                                                                                                                                5



                                                         STARWOOD FINANCIAL TRUST
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (IN THOUSANDS)
                                                                (UNAUDITED)

                                                                                       FOR THE                   FOR THE
                                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                                                 -------------------    -------------------------
                                                                                    1998      1997          1998           1997
                                                                                 ---------  --------    -----------     ---------
Cash flows from operating activities:
Net income                                                                       $  20,935  $      2    $    36,949     $      25
Adjustments to reconcile net income to cash flows provided
     by operating activities:
          Minority interest                                                              -       140             54           420
          Non-cash expense for options issued to Advisor (Note 9)                        -         -          5,985             -
          Equity in earnings of unconsolidated joint ventures and subsidiaries        (690)        -           (690)            -
          Depreciation and amortization                                              2,363         -          4,870             -
          Amortization of discount/premium and deferred interest                    (5,837)        -        (14,158)            -
          Provision for possible credit losses                                       1,000         -          1,750             -
          Changes in assets and liabilities:
             Increase in accrued interest and rent receivable                       (2,059)        -         (7,586)            -
             Decrease in deferred expenses and other assets                            329         9          3,270             -
             Increase in accounts payable, accrued
                 expenses and other liabilities                                      4,179        24          9,146            59
                                                                                 ---------   -------    -----------      --------
          Cash flows provided by operating activities                               20,220       175         39,590           504
                                                                                 ---------   -------    -----------      --------

Cash flows from investing activities:
          Net cash outflow for the Recapitalization Transactions (Notes 3 & 4)           -         -       (334,916)            -
          New loan originations/acquisitions                                      (517,564)  (10,249)      (723,664)      (16,255)
          Principal fundings on existing loan commitments                             (500)        -        (10,500)            -
          Investment in unconsolidated joint venture (Note 5)                      (47,252)        -        (47,252)            -
          Repayments of and principal collections from loans and
             other investments                                                      87,375     5,149         95,840         9,781
                                                                                 ---------   -------    -----------      --------
          Cash flows provided by (used in) investing activities                   (477,941)   (5,100)    (1,020,492)       (6,474)
                                                                                 ---------   -------    -----------      --------


Cash flows from financing activities:
          Proceeds from issuance of Class B Shares                                       -         -          1,534             -
          Net borrowings under revolving credit facilities                         310,192         -        605,814             -
          Net borrowings under term loans                                          171,172         -        374,936             -
          Borrowings under repurchase agreements                                    (3,385)        -         33,921             -
          Dividends paid                                                           (18,522)        -        (18,522)            -
          Payment for deferred financing costs                                      (1,623)        -        (10,310)            -
          Costs incurred in reorganization                                               -         -           (480)            -
          Proceeds from exercise of options (Note 4)                                     -         -              4             -
          Proceeds from exercise of warrants (Note 4)                                    -         -              -         4,924
                                                                                 ---------   -------    -----------      --------
          Cash flows provided by financing activities                              457,834         -        986,897         4,924
                                                                                 ---------   -------    -----------      --------


Increase (decrease) in cash and cash equivalents                                       113    (4,925)         5,995        (1,046)
Cash and cash equivalents at beginning of period                                     6,178     5,767            296         1,888
                                                                                 ---------   -------    -----------      --------
Cash and cash equivalents at end of period                                       $   6,291   $   842    $     6,291      $    842
                                                                                 =========   =======    ===========      ========
Supplemental disclosure of cash flow information:
          Cash paid during the period for interest                               $  12,644   $     -    $    19,186      $      -
                                                                                 =========   =======    ===========      ========

                                  The accompanying notes are an integral part of the financial statements.
                                                                                                                                6

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

     On September 26, 1996, the Company became the sole general partner of APMT Limited Partnership (the "Partnership") (see Note 4). As discussed in Note 4, on March 18, 1998, all the outstanding interests in the Partnership not held by the Company were exchanged for additional $1.00 par value Class A Shares (the "Class A Shares") of the Company, the Company became the sole partner of the Partnership and the Partnership was terminated.

     Also as more fully described in Note 4, on March 18, 1998, the Company entered into a series of transactions approved by the Company's shareholders with Starwood Mezzanine and Starwood Opportunity Fund IV, L.P. ("SOF IV") (an affiliate of the general partners of Starwood Mezzanine), which, among other things, substantially recapitalized the Company and modified its investment policy (Starwood Mezzanine, SOF IV, SAHI, Inc. and SAHI Partners are collectively referred to as the "Starwood Investors").

     Effective June 18, 1998, the Company (which had previously been organized under California law) changed its domicile to Maryland by merging with a newly-formed subsidiary organized under Maryland Law and issued new shares of the subsidiary to its shareholders in exchange for the previous shares of the Company. Concurrently, the Company consummated a one-for-six(1) reverse stock split.

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

     BUSINESS - The Company is a specialized finance company focused exclusively on the commercial real estate industry and is a leading provider of flexible mortgage, mezzanine and lease financing. The Company's mission is to maximize risk-adjusted returns on equity by providing innovative and value-added financing solutions to the real estate industry.

     The Company originates and acquires investments in various types of income-producing commercial real estate loans. The Company's investment program emphasizes senior and junior commercial mortgage loans, including mezzanine financing, higher-yielding senior mortgage loans and non-performing or sub-performing loans. The Company anticipates that a portion of the investments to be held in its portfolio on a long-term basis will be structured so that the Company's investment is subordinate to third-party first mortgage debt but senior to the real estate owner/operator's equity position.

     NOTE 2 - BASIS OF PRESENTATION

     The accompanying audited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and article 10, Rule 10-01 of Regulations S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of the Company and its qualified REIT subsidiaries. Certain third-party mortgage servicing operations are conducted through Starwood Operating, Inc. ("Starwood Operating"), a taxable corporation, which is not consolidated with the Company for financial reporting or income tax purposes. The Company owns all of the preferred stock and a 95% economic interest in Starwood Operating, which is accounted for under the equity method for financial reporting purposes.

     In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the Company's financial condition at September 30, 1998 and the results of its operations, changes in shareholders' equity and its cash flows for the three and nine month periods ended September 30, 1998 and 1997. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

     NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     LOANS AND OTHER INVESTMENTS, NET - As described in Note 5, loans and other investments, net includes the following investments: senior mortgages, junior mortgages, opportunistic mortgages, partnership loans, construction loans, investments in real estate under operating leases, loan participations and investments in certain real estate related marketable securities. In general, management considers its loan and marketable real estate related securities investments as held-to-maturity and, accordingly, reflects such items at amortized historical cost.


_____________
Explanatory note:
(1) All share information contained herein is presented as adjusted for effects of one-for-six reverse stock split effective June 19, 1998.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

     NON-CASH ACTIVITY - During the nine month period ended September 30, 1998, the Company had significant non-cash activity including: (i) conversion of units in the Partnership (shown as "minority interest" in the consolidated financial statements) to Class A Shares (see Note 4); (ii) issuance of options to the Advisor to acquire Class A Shares of the Company (see Note 9); and (iii) issuance of new Class A Shares in exchange for a portion of the acquisition of loans and related investments as part of the Recapitalization Transactions (see
Note 4).

     The cash portion of the Recapitalization Transactions is summarized as follows (in thousands):

     Acquisition of loans and other investments                   $(1,061,006)
     Acquired accrued interest and rent receivable                     (7,451)
     Par value of Class A Shares issued                               302,223
     Additional paid in capital on Class A Shares issued              431,318
                    -                                             -----------

     Net cash outflow for the Recapitalization Transactions       $  (334,916)
                    -                                             ===========

     MARKETABLE SECURITIES: The Company has certain investments in securities which are insured or guaranteed by an agency of the U.S. Government, such as the Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA), and Federal Home Loan Mortgage (FHLMC). Although the Company generally intends to hold such investments for long-term investment purposes, it may, from time to time, sell any of its investments in these securities as part of its overall management of its balance sheet.
Accordingly, the Company considers such investments as "available-for-sale" and reflects such investments at fair market value with changes in fair market value reflected as a component of shareholder equity.

     REVENUE RECOGNITION - Interest income, including amortization of loan fees and premiums or discounts, is recognized using the effective interest method. Income under equity participation features is recognized when earned and payable. Income from prepayment penalties is recognized when received.

     PROVISION FOR POSSIBLE CREDIT LOSSES - The Company's accounting policies require that an allowance for estimated credit losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for possible credit losses. Further, specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management measures these impaired loans at the fair value of the loans' underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan. These loans are placed on non-accrual status at such
time that the loans either:   (i) become 90 days delinquent; or (ii) management
determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for possible credit losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management's periodic evaluation of the allowance for possible credit losses is based upon an analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality and other relevant factors.

     INCOME TAXES - The Company did not qualify as a REIT from 1993 through 1997; however, it did not incur any material tax liabilities as a result of its operations. See Note 8 to the consolidated financial statements for more information.

     As confirmed in a Closing Agreement with the IRS obtained in March 1998, the Company is eligible and intends to elect to be taxed as a REIT for its taxable year beginning January 1, 1998. As a REIT, the Company will be subject to income taxation at corporate rates on its REIT taxable income; however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. For income tax purposes, the Company
reports revenue and expenses on the accrual method.    Starwood Operating is not
consolidated for federal income tax purposes and is taxed as a corporation. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in Starwood Operating.

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

     NOTE 4 - TRANSACTIONS WITH AFFILIATES AND RECAPITALIZATION

     TRANSACTIONS WITH AFFILIATES - The shares of the Company are of two classes: Class A Shares (par value $1.00 per share) and Class B Shares (par value $0.01 per share). There is no limit on the number of either Class A or Class B Shares which the Company is authorized to issue. Class B Shares are required to be issued by the Company in an amount equal to one-half of the number of Class A Shares outstanding. Class A and Class B Shares are each entitled to one vote per share with respect to the election of trustees and other matters. Pursuant to the Company's Declaration of Trust, the Class B Shares are convertible at the option of the Class B Shareholders into Class A Shares on the basis of 49 Class B Shares for one Class A Share. However, the current holder of Class B Shares has agreed with the Company that it will not convert the Class B Shares into Class A Shares without the approval of a majority of Trustees that are not affiliated with such holder. All distributions of cash are made 99% to the Class A Shareholders and 1% to the Class B Shareholders.

     In November 1993, the Company was notified that SAHI, Inc. (one of the Starwood Investors) had acquired all of the Company's 212,500 outstanding Class B Shares. Subsequent to the acquisition of the Class B Shares, SAHI Partners (another of the Starwood Investors) purchased the Class B Shares from SAHI, Inc. and accumulated 40,683 Class A Shares, or 9.60% of the total then outstanding Class A Shares.

     On March 15, 1994, the Company announced that it had entered into an agreement with SAHI and SAHI, Inc. for the sale of a warrant for the right to purchase 833,333 Class A Shares at a price of $6.00 per share (the "Class A Warrant") and 416,667 shares of Class B Shares at a price of $0.06 per share (the "Class B Warrant"). SAHI and SAHI, Inc. purchased the warrants for $101,000, which amount was applied against the purchase price for the initial Class A and Class B Shares purchased pursuant to the warrants. On March 28, 1996, the Class A Warrant was assigned to Starwood Mezzanine.

     On September 26, 1996, the Company became sole general partner of the Partnership by contributing $400,000 in cash in exchange for an 8.05% interest in the Partnership, which was evidenced by 66,667 partnership units. Starwood Mezzanine became the 91.95% limited partner by contributing to the Partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note, valued by the Company at approximately $4.6 million as of September 30, 1996. Starwood Mezzanine's interest in the Partnership was evidenced by 761,491 units, which were convertible into cash, Class A Shares or a combination of both pursuant to an exchange rights agreement. In addition, Starwood Mezzanine had the right to require the Company to register for public sale, any or all of the Class A Shares in the Partnership issued to it upon the exercise of the Class A Warrant or upon exchange of the units issued to Starwood Mezzanine. As described below, the units were converted to Class A Shares in the first quarter of 1998.

     On January 22, 1997, Starwood Mezzanine exercised its rights under the Class A Warrant to acquire 833,333 Class A Shares. After its exercise of the Class A Warrant, Starwood Mezzanine beneficially owned 833,333 Class A Shares and 761,491 units. In addition, SAHI, Inc. exercised its rights under the Class B Warrant to acquire 416,667 Class B Shares. After its exercise of the Class B Warrant, SAHI Inc. beneficially owned 1,009,911 Class B Shares and 40,683 Class A Shares. Upon exercise of the Class A and Class B Warrant, SAHI, SAHI, Inc. and Starwood Mezzanine jointly owned 70% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, controlled 80% of the voting interest of the Company. The Company increased its capital by $5,025,000, and the resulting funds were used to purchase qualified short-term government securities.

     During the quarter ended March 31, 1998, the Company consummated certain transactions and entered into agreements which significantly recapitalized and expanded the capital resources of the Company as well as modified future operations including those described herein below in "Recapitalization Transactions."

     RECAPITALIZATION TRANSACTIONS - Prior to the consummation of the Recapitalization Transactions: (i) Starwood Mezzanine and SAHI Inc. owned 70% and 100% of the outstanding Class A Shares and Class B Shares of the Company, respectively, through which they together controlled approximately 80% of the voting interests in the Company; and (ii) Starwood Mezzanine owned 761,491 units which represented the remaining 91.95% of the Partnership not held by the Company that were convertible into either cash, an additional 761,491 Class A Shares of the Company, or a combination of the two, as determined by the Company.

     On March 18, 1998, each outstanding unit held by Starwood Mezzanine was exchanged for one Class A Share of the Company and, concurrently, the Partnership was liquidated through a distribution of its net assets to the Company, its then sole partner.

     Simultaneously, Starwood Mezzanine and SOF IV consummated the transactions contemplated by the contribution agreement ("Contribution Agreement") among Starwood Mezzanine, SOF IV and the Company to substantially recapitalize and increase the size of the Company's assets and operations (collectively, the ''Recapitalization Transactions''). Pursuant to the Contribution Agreement, Starwood Mezzanine contributed various loans and other investments to the Company in exchange for 9,191,333 Class A Shares and $25.5 million in cash, as adjusted. SOF IV contributed loans and other investments, $17.9 million in cash and certain letters of intent in exchange for 41,179,133 Class A Shares of the Company and a cash payment of $324.3 million. Concurrently, the holders of the Class B Shares who are affiliates of the general partners of Starwood Mezzanine and SOF IV acquired 25,565,979 additional Class B Shares sufficient to maintain existing voting preferences as required by the Company's Amended and Restated Declaration of Trust (the "Declaration of Trust"). Immediately after these transactions, the Starwood Investors owned an aggregate of approximately 99.3% of the outstanding Class A Shares of the Company and 100% of the Class B Shares.

Assets acquired from Starwood Mezzanine have been reflected using step acquisition accounting at predecessor basis adjusted to fair market value to the extent of post-transaction third-party ownership. Assets acquired from SOF IV have been reflected at their fair market value.

     The following summary pro forma information includes the effects of the following transactions consummated in March 1998: (i) the Recapitalization Transactions; (ii) the exchange of each outstanding unit held by holders other than the Company for one Class A Share; (iii) the liquidation and termination of the Partnership; and (iv) the borrowings necessary to consummate the aforementioned transactions. The pro forma operating data for the nine month periods ended September 30, 1998 and 1997 are presented as if the transactions had been completed on January 1, 1998 and 1997, respectively.


                                     PRO FORMA
                         CONDENSED STATEMENT OF OPERATIONS
              (IN THOUSANDS, EXCEPT FOR NET INCOME PER CLASS A SHARE)


                                                                         FOR THE NINE
                                                                      MONTH PERIOD ENDED
                                                                         SEPTEMBER 30,
                                                                     --------------------
                                                                     1998            1997
                                                                     ----            ----
                                                                         (UNAUDITED)
REVENUE:
     Interest income                                               $ 88,280        $43,721
     Operating lease income                                          11,850         11,561
     Other income                                                     2,489         16,905
                                                                   --------        -------
          Total revenue                                             102,619         72,187
                                                                   --------        -------

COSTS AND EXPENSES:
     Interest expense                                                31,333              -
     Operating lease depreciation                                     4,332          4,332
     General and administrative                                       2,223          2,776
     Advisory fees                                                   10,045         10,062
     Provision for possible credit losses                             1,750          1,750
                                                                   --------        -------
          Total costs and expenses                                   49,683         18,920
                                                                   --------        -------

     Pro forma net income                                          $ 52,936        $53,267
                                                                   ========        =======
     Pro forma basic net income per Class A Share                  $   1.00        $  1.01
                                                                   ========        =======
     Weighted average number of Class A Shares outstanding           52,408         52,344
                                                                   ========        =======


     The pro forma operating data for the nine month period ended September 30, 1998 excludes a charge of approximately $6.0 million or $0.11 per Class A Share, as adjusted, relating to the value of options to acquire Class A Shares issued to the Advisor concurrently with the consummation of the Recapitalization Transactions, as such charge is considered largely non-recurring in nature. However, future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Trustees.

     While other real estate-related investments are assumed to have taken place as of the beginning of each period, mortgage note receivable acquisitions or originations are not reflected in these pro forma numbers until the actual origination or acquisition date by Mezzanine or SOF IV. Consequently, since many of the mortgage acquisitions or originations did not occur until after September 30, 1997, the revenue from these assets is not included in the 1997 pro forma results. Pro forma other income for the nine months ended September 30, 1997 includes approximately $14.0 million related to the early repayment of an improvement note held by Starwood Mezzanine. No interest expense has been reflected in the pro forma operating data for the nine month period ended September 30, 1997 since the aggregate capital contributed in the Recapitalization Transactions exceeded the pro forma weighted average for the real estate loans and related investments actually outstanding during the period. The pro forma financial information is not necessarily indicative of what the consolidated results of operations of the Company would have been as of and for the periods indicated, nor does it purport to represent the results of operations for future periods.

     ADVISORY AGREEMENT - In connection with the Recapitalization Transactions, the Company and Starwood Financial Advisors, L.L.C. (the "Advisor") entered into an Advisory Agreement (the "Advisory Agreement") pursuant to which the Advisor manages the investment affairs of the Company, subject to the Company's purpose and investment policy, the investment restrictions and the directives of the Board of Trustees. The services provided by the Advisor include the following: identifying investment opportunities for the Company; advising the Company with respect to and effecting acquisitions and dispositions of the Company's investments; monitoring, managing and servicing the Company's loan portfolio; and arranging debt financing for the Company. The Advisor will not act in a manner that is inconsistent with the express direction of the Board of Trustees and reports to the Board of Trustees and the officers of the Company with respect to its activities.

     Beginning on the 90th day after the consummation of the Recapitalization Transactions, the Company commenced paying to the Advisor a quarterly base management fee of 0.3125% (1.25% per annum) of the "Book Equity Value" of the Company (as defined in the Advisory Agreement), determined as of the last day of each quarter, but estimated and paid in advance subject to recomputation.

     In addition, beginning on the 90th day after the consummation of the Recapitalization Transactions, the Company commenced paying the Advisor a quarterly incentive fee of 5.00% of the Company's "Adjusted Net Income" (as defined in the Advisory Agreement) during each quarter that the Adjusted Net Income for such quarter (restated and annualized as a rate of return on the Company's Book Equity Value for such quarter) equals or exceeds a benchmark rate defined in the Advisory Agreement. Approximately $1.1 million and $1.3 million of incentive fees to the Advisor have been incurred in the three month and nine month periods ended September 30, 1998, respectively. The Advisor may also be reimbursed for certain expenses it incurs on behalf of the Company. No such expenses have been incurred through September 30, 1998.

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

NOTE 5 - LOANS AND OTHER INVESTMENTS - (IN THOUSANDS)
The following is a summary description of the Company's loans and other investments:


                                                        CURRENT                                              COMPANY'S
                                                       NUMBER OF       ORIGINAL       PRINCIPAL         CARRYING VALUE AS OF
                                    UNDERLYING         BORROWERS      COMMITMENT      BALANCES      SEPTEMBER 30,   DECEMBER 31,
   TYPE OF LOAN/BORROWER           PROPERTY TYPE       IN CLASS         AMOUNT       OUTSTANDING         1998           1997
   ---------------------           -------------       ---------      ----------     -----------       --------         ----
                                                                                                     (UNAUDITED)
Senior Mortgages                    Office/Hotel/         12           $751,954       $657,543       $  655,529               -
                                    Mixed Use/
                                    Apartment

Subordinated Mortgages              Office/Hotel/         15            542,172        501,581          516,379               -
                                    Resort/
                                    Residential/
                                    Land

Opportunistic Mortgages             Office/Hotel/          3            166,644        125,402           82,986               -
                                    Apartment

Partnership Loans/Unsecured         Office/Hotel           5            128,049        115,549          112,557               -
 Notes


Construction Loans                  Assisted               2             92,390         91,906           97,057               -
                                    Living/Resorts

Real Estate Under                   Hotels                 1             N/A(3)         N/A(3)          192,787               -
  Operating Leases

Loan Participations                 Various                2             15,841         15,841           11,700               -



Investments in Strategic
  Origination Ventures (4)          Various                7             50,400         50,400           47,806               -



Other Real Estate-Related           Real estate
  Investments                        related securities   N/A             N/A            N/A             45,116             $90

                                                                                                     ----------             ---
Subtotal Investments                                                                                  1,761,917              90

Provision for Possible                                                                                   (1,750)              -
  Credit Losses                                                                                      ----------             ---

Total Loans and Other                                                                                $1,760,167             $90
  Investments, net                                                                                   ==========             ===


                                        ORIGINAL        INTEREST                      INTEREST
                                        MATURITY         ACCRUAL                       PAYMENT          PRINCIPAL      PARTICIPATION
   TYPE OF LOAN/BORROWER                 DATES            RATES                         RATES          AMORTIZATION      FEATURES
   ---------------------                 -----            -----                         -----          ------------      --------

Senior Mortgages                      1999 to 2010   Fixed: 7.28 to 16.00%       Fixed: 7.28 to 10.82%       Yes(1)          Yes(2)
                                                     Variable: LIBOR +           Variable: LIBOR +
                                                     1.25 to 3.25%               1.25 to 3.25%

Subordinated Mortgages                1999 to 2007   9.53 to 17.00%              9.53 to 15.25%           Yes(1)          Yes(2)
                                                     Variable: LIBOR +           Variable: LIBOR +
                                                     4.00 to 5.80%               4.00 to 5.80%


Opportunistic Mortgages               1999 and 2007  6.00 to 7.00%               6.00 to 7.00%            Yes(1)          Yes(2)


Partnership Loans/Unsecured           2002 to 2013   8.50 to 15.00%              8.50 to 15.00%           No              Yes(2)
 Notes                                               Variable: LIBOR +           Variable: LIBOR +
                                                     5.37%                       5.37%

Construction Loans                    1999 and 2004  12.00 to 12.50%             10.00 to 12.50%          No              No


Real Estate Under                         N/A(3)     N/A(3)                      N/A(3)                   N/A(3)          N/A(3)
  Operating Leases

Loan Participations                   1999           Fixed: 7.13%                Fixed: 5.45 to 6.40%     No              No
                                                     Variable: LIBOR +           Variable: LIBOR +
                                                     0.58 to 1.75%               0.58 to 1.75%

Investments in Strategic
  Origination Ventures (4)            1999 to 2018   Fixed: 8.14 to 9.45%        Fixed:  8.14 to 9.45%    Yes             No
                                                     Variable: LIBOR +           Variable: LIBOR +
                                                     3.75 to 4.50%               3.75 to 4.50%

Other Real Estate-Related
  Investments                         2002 and 2007  12.00 to 12.75%             12.00 to 12.75%          No              No


Subtotal Investments

Provision for Possible
  Credit Losses

Total Loans and Other
  Investments, net


EXPLANATORY NOTES
-----------------
(1) The loans require fixed payments of principal and interest resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity. In addition, one of the loans permits additional annual prepayments of principal of up to $1.3 million without penalty at the borrower's option.
(2) Under some of these loans, the lender receives additional payments representing additional interest for participation in available cash flow from operations of the property and the proceeds, in excess of a base amount, arising from a sale or refinancing of the property.
(3) The lease is a triple net operating lease covering 17 hotels under which the lessee pays all costs associated with the operation of the hotels, including real estate taxes, insurance, utilities, services and capital expenditures. The initial term of the lease expires on December 31, 2020, and can be extended for up to three five-year terms at the lessee's option. Rent payments under the lease consist of base rent and additional rent based on the amount by which the aggregate operating revenue for any given year exceeds the aggregate operating revenue for the 12 months ended September 30, 1996. The carrying amount is presented net of accumulated depreciation.
(4) Information for this investment classification, except for the Company's carrying value, represents terms of loans in an unconsolidated joint venture. See narrative discussion of venture in this note.

NOTE 5 - LOANS AND OTHER INVESTMENTS

     During the three months ended September 30, 1998 and the period from March 18, 1998 (the date of the consummation of the Recapitalization Transaction) to September 30, 1998, the Company and its affiliated ventures originated or acquired an aggregate of $517.6 million and $723.7 million in loans and related investments, respectively, and received principal repayments of $87.4 million and $95.8 million for those periods, respectively.

     In addition, on July 24, 1998, the Company entered into a strategic origination venture with a publicly traded finance company to originate loans secured by specialty real estate. Under its terms, the venture is expected to be ultimately capitalized 70.0% with third-party debt and 30.0% with capital contributions from the Company and its venture partner. The Company will contribute up to $72.0 million in preferred equity in exchange for a 12.00% preferred return and 50% of the residual profits in excess of the aggregate of its preferred return and a 12.00% return to the subordinate joint venture partner. Pending the closing of third-party senior debt financing, the Company plans to advance senior equity to the venture at a preferred return at a fixed margin over LIBOR. Since July 24, 1998, the venture has funded approximately $50.4 million of loans. Of the total loan amounts, the Company funded an aggregate of $47.3 million, representing its interim funding of the venture's senior debt and its share of the venture's preferred equity.

     The Company has reflected provisions for possible credit losses of $1.0 and $1.75 million in its results of operations during the three month and nine month periods ended September 30, 1998, respectively. There was no other activity in
the Company's reserve balances during these periods.   These provisions
represent portfolio reserves based on management's evaluation of general market conditions, the Company's and industry loss experience, likelihood of delinquencies or defaults and the underlying collateral. No direct impairment reserves on specific loans were considered necessary. Management may transfer reserves between general and specific reserves as considered necessary.

NOTE 6 - DEBT OBLIGATIONS

     The Company had no outstanding long term debt obligations as of December 31, 1997. As of September 30, 1998, the Company has obligations under various arrangements with financial institutions as follows (in thousands):


                                               MAXIMUM           PRINCIPAL
                                               AMOUNT          BALANCE AS OF           INTEREST       MATURITY
                                              AVAILABLE      SEPTEMBER 30, 1998          RATE           DATE
                                              ---------      ------------------          ----           ----
REVOLVING CREDIT FACILITIES:
     Line of credit                            $675,000          $  605,814         LIBOR + 150bp      March 2001
     Line of credit                             500,000                   -       LIBOR + 100-125bp   August 2000
                                                                 ----------
          Total revolving credit facilities                         605,814
                                                                 ----------
TERM LOANS:
     Secured by real estate under operating lease                   125,000         LIBOR + 150bp      March 1999
     Secured by senior mortgage investment                           94,380         LIBOR + 100bp     August 2000
     Secured by senior and subordinate mortgage investments         114,791         LIBOR + 100bp     August 2000
     Secured by senior mortgage investment                           40,765         LIBOR + 100bp       May 1999
                                                                 ----------
          Total term loans                                          374,936
                                                                 ----------
OTHER DEBT OBLIGATIONS:                                              33,922            Various           Various
                                                                 ----------

TOTAL DEBT OBLIGATIONS                                           $1,014,672
                                                                 ==========


     Availability of amounts under the revolving credit facilities are based on a percentage borrowing base calculation. An aggregate of $10.3 million in loan fees were incurred under the Company's debt obligations. These fees are amortized over the related loan terms.

Note 7 - Risk Management and Use of Financial Instruments

     RISK MANAGEMENT - In the normal course of its ongoing business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from a property's or borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans held for sale, securities available for sale and purchased mortgage servicing rights due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans and the valuation of real estate held by the Company.

     USE OF DERIVATIVE FINANCIAL INSTRUMENTS - The Company's use of derivative financial instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate exposure. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates also have other financial relationships. The Company is potentially exposed to credit loss in the event of nonperformance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet their obligations. Prior to the Recapitalization Transactions, the Company did not significantly utilize derivative financial instruments.

     In anticipation of and since the completion of the Recapitalization Transactions, the Company has entered into LIBOR interest rate caps struck at 9.00% in the notional amounts of $125.0 million and $300.0 million expiring in March 1999 and 2001, respectively. The Company also entered into LIBOR interest rate caps struck at 7.50% in the notional amounts of $40.4 million and $38.3 million expiring in January and June 2001, respectively, on amounts borrowed under additional term loans. Further, the Company has also entered into approximately $206.8 million of interest rate swaps to effectively fix the interest rate on a portion of the Company's floating-rate obligations.

     The Company is currently pursuing certain anticipated long-term fixed rate borrowings and has entered into certain derivative instruments based on U.S. Treasury securities to hedge the potential effects of interest rate movements on these transactions. As of September 30, 1998, the Company had entered into an aggregate notional amount of approximately $232.0 million under such agreements.

NOTE 8 - INCOME TAXES

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes as well as operating loss and tax credit carry forwards. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Given the limited nature of the Company's operations and assets and liabilities from 1993 through 1997, the only deferred tax assets are net operating loss carry forwards ("NOL's") which arose during such periods. Since the Company intends to elect to be treated as a REIT for its tax year beginning January 1, 1998, it is anticipated that such NOL's will expire unutilized. Accordingly, no net value, after consideration of a 100% valuation allowance, has been reflected in these financial statements as of September 30, 1998 and December 31, 1997.

NOTE 9 - 1996 SHARE INCENTIVE PLAN

     The Company amended and restated its stock option plan to provide a means of incentive compensation for officers, other key employees and trustees. Stock options, restricted stock awards and other performance awards may be granted under the Starwood Financial Trust 1996 Share Incentive Plan (the ''Plan''). Under the amended Plan, up to a maximum of 9.0% of the outstanding Class A Shares on a fully-diluted basis, as adjusted for subsequent issuances of Class A Shares, are reserved for issuance under the Plan. All grants of shares under the Plan, other than automatic grants to non-employee trustees, will be at the sole discretion of the Board of Trustees or a specifically designated sub-committee of such trustees. Approximately 2,493,843 options to purchase Class A Shares at $15.00 per share that are immediately exercisable were granted to the Advisor under the Plan upon consummation of the Recapitalization Transactions and additional grants may be made to the Advisor or employees of the Company in the future. During the first and second quarter of 1998, the Company issued options to acquire an aggregate of 10,000 Class A Shares to certain trustees at exercise prices equal to the market price at the date of grant.

     The Company has elected to use the intrinsic method for accounting for options issued to direct employees or trustees, as allowed under Statement of Financial Accounting Standards No. 123 Accounting for Stock Based Compensation ("SFAS 123") and, accordingly, recognized no compensation charge in connection with these options. The Company utilizes the option value method as required by SFAS 123 to account for options issued to the Advisor. An independent financial advisory firm estimated the value of these options at date of grant to be approximately $2.40 per share using a Black-Scholes valuation model. In the absence of comparable historical market information for the Company, the advisory firm utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life of five years, a 27.5% volatility rate and an estimated annual dividend rate of 8.5%. The resulting charge to earnings was calculated as the number of options allocated to the Advisor multiplied by the estimated value at consummation. A charge of approximately $6.0 million has been reflected in the Company's first quarter 1998 financial results. Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Trustees.

NOTE 10 - EARNINGS PER SHARE

     Basic EPS is computed based on the income applicable to Class A Shares (which is net income reduced by 1% allocated to Class B Shares) divided by the weighted-average number of Class A Shares outstanding during the period.
Diluted EPS is based on the net earnings applicable to Class A Shares plus dividends on Class B Shares which are convertible into Class A Shares, divided by the weighted average number of Class A Shares and dilutive potential Class A Shares that were outstanding during the period. Dilutive potential Class A Shares include the Class B Shares, which are convertible into Class A Shares at a rate of 49 Class B Shares for one Class A Share, and potentially dilutive options to purchase Class A Shares issued to the Advisor and the trustees of the Company. Basic and diluted earnings per Class A Share are based upon the following weighted average shares outstanding during each of the three and nine month periods ended September 30, 1998 and 1997, respectively.


                                                                         (In thousands)
                                                        Three months ended            Nine months ended
                                                           September 30,                 September 30,
                                                      ---------------------         ---------------------
                                                       1998            1997          1998            1997
                                                      ------          -----         ------          -----
     Weighted average Class A Shares outstanding
      for basic earnings per Class A Share            52,390          1,258         37,968          1,193

     Add effect of assumed shares issued under
      Treasury stock method for stock options            560            542            405             20

     Add effects of conversion of Class B
      Shares (1 for 49 ratio)                          1,704            762          1,086            761
                                                      ------          -----         ------          -----
     Weighted average Class A Shares
      outstanding for diluted earnings
      per Class A Share                               54,654          2,562         39,459          1,974
                                                      ======          =====         ======          =====


     As previously indicated, effective June 19, 1998, the Company consummated a one-for-six reverse stock split for its Class A and Class B Shares. Historical earnings per share have been retroactively restated to reflect the reverse split for comparative purposes.

NOTE 11 - COMPREHENSIVE INCOME

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholder's equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or its components under generally accepted accounting principles. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $21.0 million and $13,000 for the three month periods ended September 30, 1998 and 1997 and $36.9 million and $31,000 for the nine month periods ended June 30, 1998 and 1997, respectively. The primary component of comprehensive income other than net income was the change in value of certain investments in marketable securities classified as available-for-sale.

NOTE 12 - DIVIDENDS

     In order to maintain its election to qualify as a real estate investment trust, the Company must distribute, at minimum, an amount equal to 95% of its taxable income and must distribute 100% an amount equal to its taxable income to not pay any corporate federal income taxes. Accordingly, the Company anticipates it will distribute all of its taxable income to its shareholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses, in certain circumstances, the Company may be required to borrow to make sufficient dividend payments to meet this anticipated dividend threshold.

     Total dividends declared by the Company aggregated $0.0 and $18.3 million or $0.00 and $0.35 per Class A Share for the three month and nine month periods ended September 30, 1998, respectively. On October 2, 1998, the Company declared a dividend of approximately $20.1 million or $0.38 per Class A Share applicable to the third quarter and payable to shareholders of record on October 15, 1998. The exact amount of future quarterly dividends to Class A Shareholders will be determined by the Board of Trustees based on the Company's actual and expected operations for the fiscal year and the Company's overall liquidity position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a specialized finance company focused exclusively on the commercial real estate industry, and is a leading provider of flexible, structured mortgage, mezzanine and lease financing.

     Prior to the Recapitalization Transactions (described in Note 4 to the Company's consolidated financial statements), the Company's primary source of cash during 1997 was from income earned on its interest in the participation certificates in the Warwick Hotel mortgage note and certain investments in government or government-sponsored securities, as well as short term cash investments. On October 1, 1997, the Warwick Hotel note was repaid and the $4.5 million of proceeds were invested in government securities.

     On September 26, 1996, the Company became sole general partner of the Partnership (see Notes 1 and 4 to the Company's consolidated financial statements) by contributing $400,000 in cash in exchange for a 8.05% interest in the Partnership evidenced by 66,667(1) units. Starwood Mezzanine became the 91.95% limited partner by contributing to the Partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note valued by the Company at approximately $4.6 million at the time of contribution. Starwood Mezzanine's units were converted into Class A Shares on March 18, 1998 on a one-for-one basis and the Partnership was dissolved.

     On January 22, 1997, Starwood Mezzanine exercised its rights under a warrant (see Note 4) to acquire 833,333 Class A Shares. In addition, SAHI, Inc. exercised its rights under the warrant (see Note 4) to acquire 416,667 Class B Shares. As a result of the exercise of the warrants, the Company's capital increased by $5,025,000, and the resulting funds were used to purchase short-term government securities.

     As more fully discussed in Note 4 to the Company's consolidated financial statements, on March 18, 1998, the Company entered into a series of transactions approved by the Company's shareholders which, among other things, substantially recapitalized the Company and modified its investment policy. Effective June 18, 1998, the Company (which was organized under California law) changed its domicile to Maryland by merging with a newly formed subsidiary organized under Maryland Law and issued new shares of the subsidiary to its shareholders in exchange for the previous shares of the Company. Concurrently, the Company consummated a one-for-six reverse stock split.

     As more fully discussed in Note 8 to the Company's consolidated financial statements, for fiscal years 1993 to 1997 the Company did not qualify as a REIT; however, the Company intends to elect to qualify as a REIT under the Code for its 1998 taxable year and, as such, anticipates distributing annually approximately 100% of its taxable income, subject to certain adjustments. Cash for such distributions is expected to be generated from the Company's operations. The Company's operations for any period may be affected by a number of factors, including the investment assets held, the financial and operating performance of the collateral underlying secured loans or the business of the borrowers with respect to unsecured loans, or the economic or interest rate environment generally.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO 1997

     During the three months ended September 30, 1998, total revenue increased by approximately $41.8 million as compared to total revenue for the three months ended September 30, 1997. This increase is a result of the interest generated by the loans and other investments contributed in the Recapitalization Transactions, as well as approximately $517.6 million of other loan investments newly originated or acquired by the Company during 1998 and an additional $0.5 million funded under existing loan commitments. The Company received principal repayments of $87.4 million during the three months ended September 30, 1998. Included in other income for the three month period ended September 30, 1998 are fees associated with the repayment of two first mortgage loans aggregating approximately $1.2 million.

     The increase in the Company's total costs and expenses during the three months ended September 30, 1998 compared to the three months ended September 30, 1997 is primarily due to interest expense on the borrowings under the revolving credit facilities and other borrowings used to fund the Company's loan origination/acquisition activities, as well as general and administrative costs associated with the implementation of the Company's new business plan and advisory fee expenses under the Advisory Agreement.

     The Company believes that because of the significant expansion of the scope of its operations as a result of the Recapitalization Transactions, which occurred on March 18, 1998, prior periods are not necessarily indicative of the Company's future operating results or financial condition.


_____________
Explanatory note:
(1) All share information contained herein is presented as adjusted for effects of one-for-six reverse stock split effective June 19, 1998.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO 1997

     During the nine months ended September 30, 1998, total revenue increased by approximately $79.0 million as compared to total revenue for the nine months ended September 30, 1997. This increase is a result of the interest generated by the loans and other investments contributed in the Recapitalization Transactions, as well as approximately $723.7 million of other loan investments newly originated or acquired by the Company during 1998 and an additional $10.5 million funded under existing loan commitments. The Company received principal repayments of $95.8 million for the nine months ended September 30, 1998. Included in other income for the nine month period ended September 30, 1998 are fees associated with the repayment of two first mortgage loans of approximately $1.2 million and a gain of approximately $0.9 million resulting from the repayment of a $2.8 million loan participation which had been acquired at a discount.

     The increase in the Company's total costs and expenses during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 is primarily due to the expense associated with the issuance of approximately 2,493,843 options to the Advisor (see Note 9 to the Company's consolidated financial statements) as well as the interest expense on the borrowings under the revolving credit facilities and other borrowings used to fund the Company's new loan origination/acquisition activities, as well as general and administrative costs associated with the implementation of the Company's new business plan and advisory fee expenses under the Advisory Agreement.

     The minority interest expense represents Starwood Mezzanine's share of the net income generated by the Partnership before the Partnership's dissolution on March 18, 1998.

     The Company believes that as a result of the Recapitalization Transactions, which occurred on March 18, 1998, the nine month period ended September 30, 1998 and the comparable prior periods are not necessarily indicative of the Company's future operating results or financial condition.

INTEREST RATE RISK MANAGEMENT

     As part of its business, the Company is exposed to interest rate risks. Management has implemented an interest rate risk management policy based on match funding, with the objective that floating-rate assets be financed by floating-rate liabilities and fixed-rate assets be financed by fixed-rate liabilities.

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

     Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Company. The Company employs match funding based hedging strategies to limit the effects of changes in interest rates on its operations, including engaging in interest rate swaps, caps, floors and other interest rate exchange contracts. There can be no assurance that the profitability of the Company will not be adversely affected during any period as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve certain additional risks such as counter-party credit risk, legal enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. With regard to loss of basis in a hedging contract, indices upon which contracts are priced may be more or less variable than the indices upon which the hedged assets or liabilities are priced, thereby making the hedge less effective. There can be no assurance that the Company will be able to adequately protect against the foregoing risks and that the Company will ultimately realize an economic benefit from any hedging contract it enters into.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to fund its loan and other investment origination/acquisition activities and operating expenses. The Company's capital sources include cash flow from operations, borrowings under lines of credit, additional term borrowings and reverse repurchase arrangements, long-term financing secured by the Company's assets, unsecured financing and the issuance of common, convertible and/or preferred equity securities.

     Concurrently with the Recapitalization Transactions, the Company entered into bank credit agreements under which the Company could borrow up to $625.0 million, with up to an additional $175.0 million available, subject to certain conditions, to fund loan originations or acquisitions (including the cash portion of the Recapitalization Transactions previously described) and for other general corporate purposes. The credit agreements are comprised of: (i) a $500.0 million revolving credit facility, which bears interest at a fixed margin over LIBOR and matures on March 13, 2001 and; (ii) a $125.0 million term loan secured by the Company's operating lease properties, which bears interest at a fixed margin over LIBOR and matures on March 15, 1999.

     During the third quarter, the Company expanded its existing revolving credit facility from $500.0 million to $675.0 million and entered into an additional $500.0 million two-year secured credit facility bearing interest at fixed margins over LIBOR. Availability of amounts to borrow under the revolving credit facilities are subject to having sufficient assets included as security under the facilities in accordance with a percentage borrowing base calculations.

     In addition, since the completion of the Recapitalization Transactions, the Company has entered into approximately $288.0 million in LIBOR based term loans secured by certain first mortgage loans it acquired during this period of which approximately $38.0 million had been repaid prior to September 30, 1998. Further, the Company has borrowed amounts under reverse repurchase agreements and other obligations, secured by its investments in government securities and other marketable securities of real estate companies, under which approximately $33.9 million was outstanding as of September 30, 1998.

     An aggregate of $10.3 million in loan fees were incurred in connection with these credit facilities and term loan agreements. These fees have been deferred and are being amortized over the related credit facilities and loan terms.

     In anticipation of and since the completion of the Recapitalization Transactions, the Company has entered into LIBOR interest rate caps struck at 9.00% in the notional amounts of $125.0 million and $300.0 million expiring in March 1999 and 2001, respectively. The Company also entered into LIBOR interest rate caps struck at 7.50% in the notional amounts of $40.4 million and $38.3 million expiring in January and June 2001, respectively, on amounts borrowed under additional term loans. Further, the Company has also entered into approximately $206.8 million of interest rate swaps to effectively fix the interest rate on a portion of the Company's floating-rate obligations.

     The Company is currently pursuing certain anticipated long-term fixed rate borrowings and has entered into certain derivative instruments based on U.S. Treasury securities to hedge the potential effects of interest rate movements on these transactions. As of September 30, 1998, the Company had entered into an aggregate notional amount of approximately $232.0 million under such agreements.

     The distribution requirements under the REIT provisions of the Internal Revenue Code restrict the Company's ability to retain earnings and thereby replenish capital committed to its lending operations. However, the Company believes that its significant capital resources and access to financing will provide it with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital requirements, including expected new investment transactions.

     The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its credit lines and repurchase facilities and/or obtaining other sources of financing, including issuing additional debt or equity from time to time. Any decision by the Company's lenders and/or investors' to enter into such transaction with the Company will depend upon a number of factors such as compliance with the terms of its existing credit arrangements, the Company's financial performance, industry or market trends, the general availability of and rates applicable to financing investments, lenders'/investors' resources and policies concerning the terms under which they would make such loans and the relative attractiveness of alternative investment or lending opportunities.

YEAR 2000 ISSUES

     The Company utilizes a number of software systems to service mortgage loans and manage its mortgage assets. The Company is conducting a comprehensive review of its computer systems to determined if they may be affected by the "Year 2000 Issue"- caused by computer programs and embedded logic devices which utilize two digits rather than four to define the applicable year which may fail to properly recognize date sensitive information or process date sensitive data when the year changes to 2000. Generally, management believes the Company is not directly significantly affected by issues resulting from the use of "legacy" computer systems and software because it and its predecessors' commenced their active operations within the last five years. Accordingly, the Company does not anticipate incurring Year 2000 system compliance costs that would be material to its financial position, results of operations, or cash flows in future periods. In addition, the Company is in the process of contacting its significant depository institutions, lenders, custodians, vendors, tenants under operating leases and borrowers with which it interfaces to evaluate if they are taking similar appropriate steps to alleviate Year 2000 Issue risks. This process is expected to be essentially complete by early 1999. Management believes it is devoting the necessary resources to timely address all Year 2000 issues over which it has control.

NEW ACCOUNTING STANDARDS

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;
(ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances, a hedge of a foreign currency exposure. This statement becomes effective in fiscal year ending December 31, 2001. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

OTHER MATTERS

1940 ACT EXEMPTION

     The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e., "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying
Interests.     As of September 30, 1998, the Company calculates that it is in and has maintained compliance with this requirement.

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

     PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     None.


     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 29, 1998, the Company issued 18,000 Class A Shares upon exercise of certain options previously issued to the Advisor with an exercise price of $15.00 per share. These options were exercised by a consultant to the Advisor who had received such options from the Advisor in connection with services provided to the Advisor which do not affect the Company. The shares issued are exempt from registration under the Securities Act of 1933, as amended pursuant to Section (4)(2) thereof. As required by the Company's Declaration of Trust, on the same day, 9,000 Class B Shares were issued to the current holders of the Class B Shares for a price of $0.01 per share.


     ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     None.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


     ITEM 5.   OTHER INFORMATION

     None.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM-8-K

               A.   EXHIBITS

                    None


               B.   REPORTS ON FORM 8-K

                    None

                                      SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STARWOOD FINANCIAL TRUST
                                   ---------------------------------------------
                                   Registrant

Date  November 13, 1998            /s/ Jay Sugarman
                                   ---------------------------------------------
                                   Jay Sugarman
                                   Chief Executive Officer and President

Date  November 13, 1998            /s/ Spencer B. Haber
                                   ---------------------------------------------
                                   Spencer B. Haber
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)