Form 10-K/A
period 1997-12-31
STARWOOD FINANCIAL TRUST
filed 1999-01-19
CIK 831972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-K/A

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

                           Commission File No. 1-10150


                            STARWOOD FINANCIAL TRUST
             (Exact name of registrant as specified in its charter)


          Maryland                                        95-6881527
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

1114 Avenue of the Americas, 27th floor                     10036
         New York, New York                               (Zip Code)
(Address of principal executive offices)



Registrant's telephone number, including area code:     (212) 930-9400
Securities registered pursuant to Section 12(b) of the Act:

       Title of each class:                Name of Exchange on which registered:
    Class A Shares, $1.00 par                     American Stock Exchange
value, of Starwood Financial Trust

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].


     The aggregate market value of the Class A Shares held by non-affiliates on March 23, 1998 was approximately $10,492,000.


     As of March 23, 1998, there were 314,341,744 shares of Starwood Financial Trust, Class A, $1.00 par value, outstanding.

                                 Total Pages [18]

         This amendment contains certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements contained herein include, but are not limited to, statements relating to the objectives, strategies and plans of Starwood Financial Trust (the "Trust"), and all statements (other than statements of historical fact) that address actions, events or circumstances that the Trust or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: the Trust's continued ability to qualify for taxation as a REIT; completion of future acquisitions and dispositions; the availability of capital for acquisitions and originations; competition within the specialty finance industry and lending industry; general real estate and national economic conditions; the ability of the Trust and others with which it does business to address the Year 2000 issue, and the costs associated therewith; and the other risks and uncertainties set forth in the annual, quarterly and current reports and proxy statements of the Trust. The Trust undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise unless so required by law.

                                     PART I

ITEM 1.       BUSINESS

         In response to comments received from the Securities and Exchange Commission, the Trust hereby amends Item 1. Business of Part I of the Trust's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report") by:

a. Inserting after the last sentence of the third paragraph under the caption "Investment Policy" the following:

                  None of the Trust's assets constitute loans to Starwood Hotels & Resorts and its affiliates and the Trust currently expects that none of its businesses will be attributable to Starwood Hotels & Resorts and its affiliates in the future.

b. Deleting the fifth paragraph under the caption "Investment Policy" and inserting in lieu thereof the following:

                  The Trust currently plans to originate and make investments in various types of income producing commercial real estate and its investment program will emphasize senior and junior commercial mortgage loans, including mezzanine financing, higher yielding senior mortgage loans, non-performing or sub-performing loans and performing and non-performing subordinated interests ("Subordinated Interests") in commercial mortgage-backed securities ("CMBS").

                  The Trust anticipates that a majority of the investments to be held in its portfolio for the long-term will be structured so that the Trust's investment is subordinate to third party first mortgage debt but senior to the real estate owner/operator's equity position. However, the Trust does not have any prescribed allocation among investments and the Trust could invest all or any portion of its assets in any investment that would be included in the Diversified Portfolio. The Trust anticipates that it will invest in a diverse array of real estate-related assets and enterprises that satisfy its investment criteria including but not limited to the following:

c. Deleting the tenth paragraph under the caption "Investment Policy" and inserting in lieu thereof the following:

                           o Subordinated Interests. The Trust may acquire rated
                  and unrated, short term, medium and long-term real estate related debt securities, including performing and non-performing Subordinated Interests in CMBS issued in public or private transactions. CMBS typically are divided into two or more classes, sometimes called "tranches." The senior classes are higher rated securities, which are rated from low investment grade (BBB) to higher investment grade (AA or AAA). The junior, subordinated classes typically include a lower rated, non-investment grade BB and B class, and an unrated, higher-yielding, credit support class (which generally is required to absorb the first losses on the underlying mortgage loans). The Trust currently anticipates that it may invest in the non-investment grade tranches of CMBS. However, the Trust had no investments in Subordinated Interests as of March 13, 1998 and currently anticipates that investments in CMBS will not comprise a significant part of the Trust's assets.

d. Deleting the second and third paragraphs under the caption "Advisory Agreement" and inserting in lieu thereof the following:

                           Commencing on the 90th day after the  consummation of
                  the Recapitalization Transactions, the Trust will pay the Advisor a quarterly base management fee of .3125% (1.25% per annum) of the "Book Equity Value" of the Trust determined as of the last day of each quarter but estimated and paid in advance subject to recomputation. "Book Equity Value" is the excess of the book value of the assets of the Trust over all liabilities of the Trust determined in accordance with generally accepted accounting principles ("GAAP") consistently applied, except that real estate-related depreciation and amortization (other than amortization of financing costs and other prepaid expenses to the extent such costs and prepaid expenses have previously been booked as an asset of the Trust) shall not operate to reduce the book value of the Trust's assets for purposes of determining Book Equity Value. For purposes of determining Book Equity Value, debt obligations, such as convertible debt, which are exchangeable or convertible into equity securities shall not be considered liabilities of the Trust for any applicable period in which the value of the equity securities into which such debt obligation is convertible or for which it may be exchanged equals or exceeds the outstanding balance of such debt obligation as of the last day of the period (with the value of any such equity securities for such applicable period as are traded on an exchange to be deemed to be the average daily closing price of such equity securities on such exchange over such applicable period for purposes of making the value determination contemplated by this sentence). Debt obligations that are excluded as liabilities  of the Trust  under  the  preceding  sentence  in determining Book Equity Value are referred to as "Deemed Equity Obligations." In addition to the foregoing, in the event and to the extent non-cash assets are contributed to the Trust or any of its subsidiaries or affiliates in exchange for equity securities of the Trust, then for purposes of determining the Trust's "Book Equity Value" following such contributions, the book value of the assets so contributed shall be deemed to be increased by the excess, if any, of the fair market value of the equity securities issued in consideration of such contributions determined at the time of such contributions over the book equity value allocable to such assets by the Trust immediately following such contributions determined in accordance with GAAP.

                           In  addition,  commencing  on the 90th day  after the
                  consummation of the Recapitalization Transactions, the Trust will pay the Advisor a quarterly incentive fee ("Incentive Fee") of five percent (5%) of the Trust's "Adjusted Net Income" during each quarter that the Adjusted Net Income for such quarter restated and annualized as an annualized rate of return on the Trust's Book Equity Value for such quarter equals or exceeds the "Benchmark BB Rate." "Adjusted Net Income" is the Trust's gross income for the applicable quarter (determined in accordance with GAAP) less the Trust's expenses for the applicable quarter (determined in accordance with GAAP and including the Base Fee for such quarter but not the Incentive Fee for such quarter). In addition, real estate-related depreciation and amortization (other than amortization of financing costs and other prepaid expenses to the extent such costs and prepaid expenses have previously been booked as an asset of the Trust) shall not be deducted in determining Adjusted Net Income. For purposes of determining Adjusted Net Income, any interest expenses for an applicable period on Deemed Equity Obligations shall not be included as an expense and, thus, shall not operate to reduce the Trust's gross income for such applicable period. "Benchmark BB Rate" for a given quarter means the arithmetic average of the various weekly average annualized rates of return to maturity on current pay "BB" rated commercial mortgage-backed securities during such quarter by domestic U.S. issuers. The weekly average annualized rates of return on current pay "BB" rated commercial mortgage-backed securities shall mean the sum of the rate of return on the 10 year Treasury on the applicable date and the BB spread as reported in the Morgan Stanley Dean Witter Weekly Mortgage Research Report. During any quarter where such rate is not published, the Trust and the Advisor shall meet in good faith to agree upon another published report or similar sources. The Advisor will also be reimbursed for certain expenses it incurs on behalf of the Trust.

                           As a  result  of  the  delayed  commencement  of  the
                  advisory fee, fees to be incurred in 1998 will be recognized ratably over the period from March 18, 1998 through December 1998. As a result of this fee deferral, the operating results of the Trust's calendar 1998 will be greater than they would have been if the advisory fee had not been deferred and therefore may not be reflective of future operating results of the Trust.

                           The Trust may be subject  to  conflicts  of  interest
                  with the Advisor because the Incentive Fee, which is based on the Trust's income, may create an incentive for the Advisor to recommend investments with greater income potential, which generally are riskier and more speculative, than would be the case if the fee did not include a "performance component."

e. Inserting after the last paragraph under the caption "Investment Policy" the following:

         Underwriting Policy and Procedures

                  The Trust acquired substantially all of its assets in March 1998 in the Recapitalization Transactions. The Trust will manage credit risk through its underwriting procedures, centralized approval of individual transactions and active portfolio and account management. As part of its underwriting process, the Trust reviews historical and projected financial information relating to the properties underlying its loan investments, analyzes loan-to-value, debt service coverage and other financial ratios, reviews market feasibility and other demographic and economic information, and assesses the structural characteristics of the proposed loans. The primary focus of the Trust's management of credit risk is on the financial performance, sufficiency and credit quality of the collateral underlying the Trust's loans and the ability of the related borrower to meet interest and principal payments on such loans through cash flows from the collateral. Additionally, the Trust reviews the credit history and character of each borrower with respect to such borrower's past borrowings. Credit risk is also actively managed through portfolio diversification by industry, geographic region and individual borrower exposure, as well as regular monitoring of collateral performance through intensive servicing and asset management procedures.

f. Deleting the table under the caption "Investment Portfolio" and inserting in lieu thereof the following:

The following is a summary description of the Assets contributed to the Trust in the Recapitalization Transactions as of March 18, 1998 (in thousands):




                                              Current       Original
                                              Number of     Balance of                             Original       Interest
Type of                      Underlying       Borrowers     Commitment    Balances       Ascribed  Maturities     Accrual
Loan/Borrower                Property Type    In Class      Amount        Outstanding    Value     Dates          Rates(4)
-------------                -------------    --------      ------        -----------    -----     -----          --------


Senior Mortgages             Office/Hotel/        8       $  502,114      $445,614       $449,796  1999-2004      Fixed: 8.97 to 16%
                               Mixed Use/                                                                         Variable: LIBOR+
                               Apartment                                                                          1.25 to 3.25%

Subordinated Mortgages        Office/Hotel        5          175,375       155,538        184,320  2002 to 2005   Fixed 10.0 to
                             Resort/Planned                                                                       15.25%
                              Communities

Opportunistic Mortgages      Office/Hotel/        2          166,644       132,427         81,057 1999 and 2007   6.0 to 7.0%
                               Apartment

Unsecured Notes               Office/Hotel        2           27,300        27,300         30,850 2002 and 2004   11.25% to 15.0%

Construction Loans              Assisted          2           92,390        85,471         91,985 1999 and 2004   12.0 to 12.5%
                             Living/Resorts

Real Estate Under                Hotels           1            N/A(3)        N/A(3)       195,470     N/A(3)      N/A(3)
  Long-Term Master Lease

Loan Participations             Various           3           22,656        22,534         13,660 1999 and 2000   Fixed: 7.13%
                                                                                                                  Variable: LIBOR+
                                                                                                                  .58 to 1.75%

Other Real Estate             Public bonds        2           43,150        43,150         47,532 2002 and 2007   12.5 to 12.75%
  Related Investments                        ----------                                ----------

         Total                                   25                                    $1,094,670
                                             ==========                                ==========

======================================================[SPLIT TABLE]================================================================
                               Interest
Type of                        Payment             Principal        Participation
Loan/Borrower                  Rates(4)            Amortization     Features
-------------                  --------            ------------     --------

Senior Mortgages               Fixed: 8.0-10.82%   Yes (1)          Yes (2)
                               Variable: LIBOR+
                               1.25 to 3.25%

Subordinated Mortgages         Fixed 10.0 to       Yes (1)          Yes (2)
                               15.25%


Opportunistic Mortgages        6.0 to 7.0%         Yes (1)          Yes (2)


Unsecured Notes                11.25% to 15.0%     No               Yes (2)

Construction Loans             10.0 to 12.5%       No               No


Real Estate Under              N/A(3)              N/A(3)           N/A(3)
  Long-Term Master Lease

Loan Participations            Fixed: 5.45 to      Yes(1)           Yes
                               6.40%
                               Variable: LIBOR+
                               .58 to 1.75%

Other Real Estate              12.5 to 12.75%      No               No

  Related Investments

         Total

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

(4)  All variable rate loans are based on 30-day LIBOR and reprice monthly.

The following summarizes information relating to concentration and significant terms within the portfolio of assets contributed in the Recapitalization Transactions based on ascribed values:

Concentration by size:



                                                                   Ascribed Value                  %
                                                            ------------------------------  -----------
                                                                   (In thousands)

RLH (operating lease)                                       $           195,470                  17.9%
Borrower A (senior and subordinate)                                     127,450                  11.6%
Borrower B (senior and subordinate)                                     116,137                  10.6%
                                                            ------------------------------  -----------
All other loans/investments                                             655,613                  59.9%
                                                            ------------------------------  -----------
                                                            $         1,094,670                 100.0%
                                                            ==============================  ===========


The RLH operating lease is discussed in detail under "Real Estate Under Long-Term Operating Lease" as the sole asset group in that class.

The loans to Borrower A represent five first mortgage notes and a second mortgage residual note which are cross-collateralized by over 1.1 million square feet of office properties located in Seattle, WA and are personally guaranteed by the borrower. The loans mature on December 31, 1999. In addition to the five primary assets, additional collateral includes second or third mortgages on three office buildings also located in Seattle. The subordinated loan was acquired at a substantial discount to its face amount. Of the total principal amount, $97 million was allocated to the first mortgage positions, while $54 million was allocated to a residual note. The $97 million first mortgage amortizes on a 25-year schedule and bears interest at the rate of LIBOR plus 125 basis points. The second mortgage bears interest at the rate of 7%. The loans are prepayable at any time without penalty.

The non-recourse loans to Borrower B mature on April 30, 2002 and are secured by office properties containing 1.1 million square feet located in San Diego, CA. The loans consist of a $74.3 million variable rate senior mortgage and a $34.8 million subordinate mortgage bearing interest at 12.0%. The loans are prepayable subject to certain yield maintenance provisions on the subordinate mortgage.

Concentration by underlying asset/collateral type:


                                        Ascribed Value                  %
                                 ------------------------------  -----------
                                        (In thousands)

Office                       $               516,099                  47.1%
Hotel/Resorts                                379,842                  34.7%
Residential                                  118,029                  10.8%
                             ----------------------------------  -----------
Other                                         80,700                   7.4%
                             ----------------------------------  -----------
                             $             1,094,670                 100.0%
                             ==================================  ===========



For this purpose, the ascribed values for certain loans secured by mixed use property were allocated by management based on estimated relative values of the underlying collateral components.

Concentration by location:

State                                      Ascribed
                                             Value                      %
                                  -------------------------  ------------------
                                        (In Thousands)

California                        $         237,316                   21.7%
Washington                                  203,273                   18.6%
New York                                    123,352                   11.3%
Texas                                       108,679                    9.9%
Florida                                      91,985                    8.4%
Massachusetts                                60,485                    5.5%
Maryland                                     60,440                    5.5%
Colorado                                     59,767                    5.5%
All other states combined                    85,021                    7.8%
                                  -------------------------  ------------------
Corporate obligations                        64,352                    5.9%
                                  -------------------------  -------------------
                                  $       1,094,670                  100.0%
                                  =========================  ==================

Summary of recourse provisions:



                                                                      Ascribed
                                                                        Value                      %
                                                             --------------------------  --------------
                                                                    (In thousands)


Non-recourse - secured by real estate                        $          676,940                  61.8%
Recourse (including operating lease assets)                             339,348                  31.0%
Corporate obligations                                                    64,352                   5.9%
                                                             --------------------------  --------------
Non-recourse - secured by partnership interests                          14,030                   1.3%
                                                             --------------------------  --------------
                                                             $        1,094,670                 100.0%
                                                             ==========================  ==============





Summary of prepayment terms:


                                                                      Ascribed
                                                                        Value                      %
                                                             --------------------------  --------------
                                                                    (In thousands)

Long-term operating lease - generally not prepayable                  $  195,470                 17.9%
Lock-out for greater than 70% of original term with
   yield maintenance or other prepayment premiums on
   a substantial portion of remaining term                               249,670                 22.8%
Lock-out for greater than 70% of original term,
   prepayable thereafter without premium                                  24,489                  2.2%
Yield maintenance                                                        142,565                 13.0%
Other prepayment premiums                                                129,920                 11.9%
                                                               ------------------------  --------------
No significant prepayment protection                                     352,556                 32.2%
                                                               ------------------------  --------------
                                                               $       1,094,670                100.0%
                                                               ========================  ==============


The loans without substantial prepayment protection primarily represent variable rate senior mortgages or opportunistic loans/loan participations acquired at discounts to face values, which would result in gains upon repayment. The properties underlying the long-term lease may be purchased at fair market value by the lessee in limited circumstances, including catastrophic loss or condemnation of the property.

Summary of interest characteristics:





                                                                      Ascribed
                                                                        Value                      %
                                                             --------------------------  --------------
                                                                    (In thousands)

Fixed rate investments                                         $         750,511                 68.6%
                                                               ------------------------  ---------------
Variable rate investments                                                344,159                 31.4%
                                                               ------------------------  ---------------
                                                               $       1,094,670                100.0%
                                                               ========================  ===============


For this purpose, fixed rate investments are considered to include the real estate assets under long-term operating lease under which the Trust receives a fixed annual base rental revenue and 7.5% of annual operating revenue for the underlying leased hotels in excess of a defined base amount. Variable rate loan investments are generally based on 30-day LIBOR and reset monthly.

Summary of subordination and default characteristics:

The Company holds both the senior and the subordinated mortgages with respect to the non-recourse loans to Borrower A and Borrower B. The Company has all rights as a mortgage holder and under the uniform commercial code with respect to the properties underlying these mortgages in the event of a default. The Company's rights with respect to the property underlying these investments are not subordinated to any other lender of borrowed money.

g. Adding the following paragraph after the last paragraph under the caption "Investment Portfolio - Real Estate Under Long-Term Operating Lease":


The underlying real estate is comprised of the following hotel properties:

                                       For the year ended December 31, 1997
                                       ------------------------------------
                                   Number of      Average Daily       Average
Property Location                    Rooms            Rate           Occupancy
-----------------                  ---------      -------------      ---------

Seattle, Washington                   850         $   93.59            71.3%
Salt Lake City, Utah                  497            101.96            78.5%
Sacramento, California                376             67.05            77.1%
San Diego, California                 300             96.36            75.4%
Sonoma, California                    245             88.54            68.1%
Medford, Oregon                       186             63.80            64.8%
Boise, Idaho                          182             58.16            74.4%
Pendleton, Oregon                     168             65.09            52.7%
Kelso, Washington                     162             65.25            60.5%
Vancouver, Washington                 160             81.86            67.2%
Durango, Colorado                     159             98.44            59.7%
Wenatchee, Washington                 149             48.42            75.0%
Coos Bay, Oregon                      143             61.51            62.7%
Eugene, Oregon                        137             63.45            64.3%
Astoria, Oregon                       124             68.02            45.2%
Missoula, Montana                      76             50.15            67.5%
Bend, Oregon                           75             59.34            63.8%
                             -----------------
                                    3,989
                             =================

h. Deleting the paragraph under the caption "Competition" and inserting in lieu thereof the following:

                  The Trust is engaged in a highly competitive business. In acquiring assets, the Trust competes with numerous public and private companies, including other finance companies, REITs, mortgage banks, pension funds, savings and loan associations, insurance companies, institutional investors, investment banking firms and other lenders and industry participants, as well as individual investors. In addition, there are several finance companies and REITs with investment objectives similar to the Trust, and others may be organized in the future. The effect of new entrants may be to increase competition for the available supply of investments suitable for acquisition or origination by the Trust. A proliferation of new entrants may increase the competition for equity capital and thereby adversely affect the market price of the Class A Shares. In addition, adverse publicity affecting this sector of the capital markets or significant operating failures of competitors may adversely affect the market price of the Class A Shares. Certain of the Trust's anticipated competitors are larger than the Trust, have longer operating histories, may have access to greater capital and other resources, may have management personnel with more experience than the officers of the Trust, and may have other advantages over the Trust in conducting certain businesses and providing certain services.

                                     PART II

ITEM 6.       SELECTED FINANCIAL DATA

         In response to comments received from the Securities and Exchange Commission, the Trust hereby amends Item 6. Selected Financial Data of Part II of the Annual Report by deleting all of the information under such Item and inserting in lieu thereof the following:

         The following tables set forth the selected financial information for the Trust on a historical and pro forma basis. As more fully described in Note 8 to the Consolidated Financial Statements, pro forma information includes the effects of the following: (i) the Recapitalization Transactions; (ii) the exchange of each outstanding Unit held by holders other than the Trust for one Class A Share; (iii) liquidation and termination of the Partnership; and (iv) borrowings necessary to consummate the aforementioned transactions (collectively, the "Transactions"). The pro forma operating data for the year ended December 31, 1997 is presented as if the Transactions had been completed on January 1, 1997 and the pro forma balance sheet due data is presented as if the Transactions had been completed on December 31, 1997.

         The selected financial information on the following page should be read in conjunction with the discussions set forth in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the financial statements included elsewhere in this filing. The pro forma information is not necessarily indicative of what the actual financial position and results of operations of the Trust would have been as of and for the periods indicated, nor does it purport to represent the future position or results of operations for future periods.


                                                                                    Years Ended December 31,
                                               -----------------------------------------------------------------------------------
                                               Pro Forma                                     Historical
                                               ---------        ------------------------------------------------------------------
                                                 1997             1997          1996          1995           1994          1993
                                               ---------        ---------     ---------     ---------      ---------     ---------
                                                                  (in thousands except per share data)

Operating Data (1)
Interest income                               $  61,956      $    896       $    478       $    145       $   296       $  2,185
Prepayment and participation income              25,137           985              -              -             -              -
Gain from sale of mortgages                           -             -              -              -             -        2,545(2)
Rental income                                    15,311             -              -              -             -              -
Other income                                        887             6             10              3             -              -
                                              ---------      ---------      ---------      ---------      ---------     ---------
Total revenue                                   103,291         1,887            488            148           296          4,730
                                              ---------      ---------      ---------      ---------      ---------     ---------
Interest expense                                 23,151             -            272              -           270              -
Depreciation and amortization                     6,875             -              -              -             -              -
General and administrative expense                1,510           461            639            283           356            982
Management/advisory fee                           8,143             -              -              -             -              -
Other expenses                                    2,117             -              -              -             -              -
                                              ---------      ---------      ---------      ---------      ---------     ---------
Total expenses                                   41,796           461            911            283           626            982
                                              ---------      ---------      ---------      ---------      ---------     ---------
Net income (loss) before minority
interest in Partnership                          61,495         1,426           (423)          (135)         (330)         3,748
Minority interest in Partnership (3)                  -        (1,415)          (154)             -             -              -
                                              ---------      ---------      ---------      ---------      ---------     ---------
Net income (loss)                             $  61,495      $     11           (577)          (135)         (330)         3,748
                                              =========      =========      =========      =========      =========     =========
Earnings per Class A Share (4)                $    0.20      $   0.00       $  (0.22)      $  (0.05)      $ (0.13)      $   1.45
                                              =========      =========      =========      =========      =========     =========

Supplemental Data:
-----------------

Funds from operations (5) (6)                    70,087         1,426           (423)          (135)         (330)         1,203
Cash flows from:
         Operating activities                                   3,166           (227)          (184)         (397)         2,531
         Investing activities                                  (6,013)          (522)           175        (1,371)        39,400
         Financial activities                                   3,029              -              -           101        (39,503)
         Dividends                                                  -              -              -             -         38,639
         Dividends per share                                 $      -       $      -       $      -       $     -       $  15.00(7)





                                                                                        As of December 31,
                                               -----------------------------------------------------------------------------------
                                               Pro Forma                                     Historical
                                               ---------        ------------------------------------------------------------------
                                                 1997             1997          1996          1995           1994          1993
                                               ---------        ---------     ---------     ---------      ---------     ---------
                                                                                          (in thousands)


Balance Sheet Data:
Real estate investments                   $     1,073,877    $    11,175    $   5,481  $      1,196   $      1,371     $      -
Total assets                                    1,096,676         13,441        5,674         2,194          2,372        2,680
Debt obligations                                  350,000              -            -             -              -            -
Minority interest in consolidation                      -          5,175        3,917             -              -            -
 entities
Shareholders' equity                              742,206          6,351        1,578         2,155          2,290        2,519


Explanatory Notes:
-----------------

  (1) As a result of the sale of a substantial portion of the Trust's assets and related distribution of the proceeds in 1993, the Trust's ongoing investment operations were substantially reduced.
  (2) During 1993, the Trust sold its entire remaining portfolio then consisting of four mortgages loans resulting in proceeds in excess of carrying values and obligations of approximately $2.5 million.
  (3) Represents the minority interests in the Partnership which were converted into Class A Shares on March 18, 1998, upon which date the Partnership was liquidated and terminated.

  (4) Earnings per Class A Share is calculated base on the weighted average shares outstanding during each of the periods after deduction for the Class B Shares 1% interest.

  (5) Management generally considers funds from operations ("FFO") to be one measure of the financial performance of a REIT which provides a relevant basis for comparisons among REITs and it is presented to assist investors in analyzing the performance of the Trust. In 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. FFO is defined as income before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, provisions for losses and real estate related depreciation and amortization (excluding amortization of financing costs). FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indication of the Trust's financial performance or as an alternative to cash flows from operating, investing, and financing as measures of liquidity.

  (6) Pro forma FFO may differ from actual cash available for distribution to shareholders because of certain non-cash or non-recurring items included in income for generally accepted accounting purposes which are not adjusted for or eliminated under the NAREIT definition of FFO. These include such items as amortization of premiums or discounts on loan investments, gains from sales of assets, or deferred interest arising from differences between loan accrual and payment rates. Accordingly, FFO is not necessarily indicative of cash available to fund cash needs or to pay dividends to shareholders.

  (7) Includes a $14.50 per Class A Share distribution paid in November 1993 from the proceeds as a result of the sale of substantially all of the Trust's remaining real estate loan investments.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         In response to comments received from the Securities and Exchange Commission, the Trust hereby amends Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of Part II of the Annual Report by:

a. Deleting the last paragraph under the caption "General" and inserting in lieu thereof the following:

                  The Trust consummated the Recapitalization Transactions in March 1998. The Recapitalization Transactions were approved by the Trust's shareholders at a meeting held on March 13, 1998. Prior to the consummation of the Recapitalization Transactions, the Trust's assets primarily consisted of approximately $11.0 million in short-term, liquid real estate investments, cash and cash-equivalents. The Recapitalization Transactions were primarily undertaken for a number of reasons including the following business purposes: (i) the consummation of the Recapitalization Transactions increased the real estate loan and related assets held by the Trust from approximately $10 million to over $1 billion and were accretive to the net tangible book value per Class A Share; (ii) the belief that the implementation of the Recapitalization Transactions would provide the Shareholders with a potential for growth of their investment and overall return; and (iii) the ability of the Trust to implement its investment policy and purpose as a result of the consummation of the Recapitalization Transactions.

                  The Recapitalization Transactions and other related transactions will materially impact the future operations of the Trust. Accordingly the reported financial information is not believed to be indicative of the Trust's future operating results or financial condition.

b. Deleting the information under the caption "Fiscal Year 1997 Compared to Fiscal Year 1996" and inserting in lieu thereof the following:

         As discussed in Note 4 to the Consolidated Financial Statements, revenue for fiscal 1997 includes a gain of approximately $985,000 from the October 1997 prepayment of a mortgage note on the Warwick Hotel contributed to the Partnership by Starwood Mezzanine in September 1996, which had been reflected at Starwood Mezzanine's basis upon contribution. A portion of this gain resulted from the use of predecessor basis. Since Starwood Mezzanine owned 91.95% of the Partnership, the majority of this gain was allocated to Starwood Mezzanine as minority interest in the Partnership in the Consolidated Financial Statements.

              Consolidated revenue for fiscal 1997 also increased as a result of the investment by the Trust of the proceeds received from the exercise of the Class A Warrants and from a longer relative holding period for the Warwick mortgage in 1997 through its repayment by the borrower in October compared to the period from contribution to the Partnership in September 1996 through December 31, 1996.

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

              Total assets, excluding $1.9 million in deferred transaction costs relating to the Recapitalization Transactions, increased from the year end 1996 to the year end 1997 by $5.9 million primarily due to the $4.9 million received from the exercise of the warrants and $1.4 million of undistributed net income (before minority interest for fiscal 1997).

ITEM 8.       FINANCIAL STATEMENTS

         In response to comments received from the Securities and Exchange Commission, the Trust hereby amends Item 8. Financial Statements of Part II of the Annual Report by:

a. Deleting the information under the caption "Starwood Financial Trust Consolidated Statements of Operations" and inserting in lieu thereof the following:



                            Starwood Financial Trust
                      Consolidated Statements of Operations
                      (in thousands except per share data)


                                                                Year ended December 31,
                                                     ------------------------------------------
                                                        1997             1996            1995
                                                     ----------      ----------      ----------


Revenue:
      Interest income from mortgage notes         $         486   $         166    $          -
      Gain from early loan repayment                        985               -               -
      Interest income from investments                      410             312             145
      Other income                                            6              10               3
                                                     ----------      ----------      ----------
            Total revenue                                 1,887             488             148
                                                     ----------      ----------      ----------


Costs and expenses:
      Interest expense                                        -             272               -
      General and administrative                            461             639             283
                                                     ----------      ----------      ----------
            Total costs and expenses                        461             911             283
                                                     ----------      ----------      ----------

                                                                Year ended December 31,
                                                     ------------------------------------------
                                                        1997             1996            1995
                                                     ----------      ----------      ----------


Minority Interest                                      (1,415)            (154)               -
                                                     ----------      ----------      ----------

Net income (loss)                                    $     11        $    (577)      $    (135)
                                                     ----------      ----------      ----------

Net income (loss) per Class A Share                  $   0.00        $   (0.22)      $   (0.05)
                                                     ----------      ----------      ----------

Weighted average number of Class A
      Shares outstanding (in thousands)                 7,244            2,550           2,550
                                                     ==========      ==========      ==========

         The   accompanying   notes  are  an  integral  part  of  the  financial
statements.

b. Deleting the information in Note 8 - Subsequent Events under the caption "Recapitalization Transactions" and inserting in lieu thereof the following:

         As more fully discussed in Note 5, pursuant to a series of transactions beginning in March 1994 and including the exercise of certain warrants in January 1997, Starwood Mezzanine and certain entities affiliated with the general partners of Starwood Mezzanine (collectively, Starwood Mezzanine, Starwood Opportunity Fund IV, L.P. and other affiliates are referred to as "Starwood") acquired joint ownership of 70% and 100% of the outstanding Class A Shares and Class B Shares of the Trust, respectively, through which they controlled approximately 80% of the voting interest in the Trust as of December 31, 1997. Prior to the consummation of the Recapitalization Transactions (defined below), Starwood Mezzanine also owned 4,568,944 Units which represents the remaining 91.95% of the Partnership not held by the Trust, which were convertible into either cash, and additional 4,568,944 Class A Shares of the Trust, or a combination of the two, as determined by the Trust.

         On March 18, 1998, each outstanding Unit held by Starwood Mezzanine was exchanged for one Class A Share of the Trust and, concurrently, the Partnership was liquidated through a distribution of its net assets to the Trust, then its sole Partner.

         Simultaneously, Starwood Mezzanine and Starwood Opportunity Fund IV, L.P. ("SOF IV") (an affiliate of the general partners of Starwood Mezzanine) consummated the transactions contemplated by the contribution agreement ("Contribution Agreement") among Mezzanine, SOF IV and the Trust to substantially recapitalize and increase the size of the Trust's assets and operations. Pursuant to the Contribution Agreement, Starwood Mezzanine contributed various real estate loan investments to the Trust in exchange for 55,148,000 Class A Shares and $25.5 million in cash, as adjusted. SOF IV contributed real estate loans and investments, $17.9 million in cash and certain letters of intent in exchange for 247,074,800 Class A Shares of the Trust and a cash payment of $324.3 million. Concurrently, the holders of the Class B Shares who are affiliates of the general partners of Starwood Mezzanine and SOF IV acquired 153,395,872 additional Class B Shares sufficient to maintain existing voting preferences pursuant to the Trust's Amended and Restated Declaration of Trust (the "Declaration of Trust"). Immediately after these transactions, Starwood and its affiliates owned approximately 99.3% of the outstanding Class A Shares of the Trust and 100% of the Class B Shares. (Collectively, the transactions described in this note are the "Recapitalization Transactions".) Assets acquired from Starwood Mezzanine will be reflected using step acquisition accounting at predecessor basis adjusted to fair value to the extent of post-transaction third-party ownership. Assets acquired from SOF IV will be reflected at their fair market value.

c. Deleting the information the first two paragraphs in Note 8 - Subsequent Events under caption "1996 Share Incentive Plan" and inserting in lieu thereof the following:

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

         An independent financial advisory firm estimated the value of these options at the date of grant to be approximately $0.40 per share using a Black-Scholes valuation model. In the absence of comparable historical market information for the Trust, the advisory firm utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life of five years, a 27.5% volatility rate and an estimated dividend rate of 8.5%. Options issued to employees will be accounted for using the intrinsic method and, accordingly, no earnings charge will be reflected for options issued to direct employees since the exercise price approximates the concurrent exchange transaction price at date of grant. Options issued to the Advisor will be accounted for under the option value method and, accordingly, result in a charge to earnings upon consummation of the Recapitalization Transaction equal to the number of options allocated to the Advisor multiplied by the estimated value at consummation. The charge of approximately $6.0 million will be reflected in the Trust's first quarter 1998 financial results, however, such charge has been excluded from the pro forma financial information presented in this note, as it represents a non-recurring charge. Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Trustees.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  STARWOOD FINANCIAL TRUST
                                  Registrant

Date:  January 19, 1999           /s/ Jay Sugarman
                                  ------------------------------------
                                  Jay Sugarman
                                  Chief Executive Officer and President