Form 10-Q/A
period 1998-09-30
STARWOOD FINANCIAL TRUST
filed 1999-01-19
CIK 831972

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549






                                   FORM 10-Q/A


|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                       OR



|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

    For the transition period from __________________ to____________________

                           Commission File No. 1-10150


                            STARWOOD FINANCIAL TRUST
             (Exact name of registrant as specified in its charter)



               Maryland                                         95-6881527
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)



      1114 Avenue of the Americas                                  10036
              27th Floor                                        (Zip Code)
          New York, NY 10036
    (Address of principal executive
               offices)





Registrant's telephone number, including area code:              (212) 930-9400
Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EXCHANGE ON WHICH
          TITLE OF EACH CLASS:                           REGISTERED:
          --------------------                    -------------------------
     Class A Shares, $1.00 par value               American Stock Exchange


Securities registered pursuant to Section 12(g) of             None
  the Act:



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    YES   [ X ]   NO      [ _ ]



    As of November 9, 1998, there were 52,407,718 Class A Shares of Starwood Financial Trust, $1.00 par value, outstanding.

                            STARWOOD FINANCIAL TRUST


                               INDEX TO FORM 10-Q


                                                                                                                      PAGE
                                                                                                                      ----
PART I.       CONSOLIDATED FINANCIAL INFORMATION........................................................................3


    ITEM 1.   FINANCIAL STATEMENTS:

              CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997...................................3

              CONSOLIDATED STATEMENTS OF OPERATIONS - FOR THE THREE AND NINE MONTH PERIODS ENDED
                      SEPTEMBER 30, 1998 AND 1997.......................................................................4

              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'EQUITY - FOR THE NINE MONTH PERIOD ENDED
                      SEPTEMBER 30, 1998................................................................................5

              CONSOLIDATED STATEMENTS OF CASH FLOWS - FOR THE THREE AND NINE MONTH PERIODS ENDED
                      SEPTEMBER 30, 1998 AND 1997.......................................................................6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...............................................................7

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS..............................................................16

Part II.      OTHER INFORMATION........................................................................................22


   ITEM 1.    LEGAL PROCEEDINGS........................................................................................22

   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS................................................................22

   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES..........................................................................22

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................22

   ITEM 5.    OTHER INFORMATION........................................................................................22

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.........................................................................22

              SIGNATURES...............................................................................................23

PART I - CONSOLIDATED FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS


                                           STARWOOD FINANCIAL TRUST
                                         CONSOLIDATED BALANCE SHEETS
                                                (IN THOUSANDS)

                                                                     SEPTEMBER 30,               DECEMBER 31,
                                                                         1998                        1997*
                                                                     -------------               ------------
                                                                      (unaudited)
                                                    ASSETS
Loans and other investments, net (Note 5) ..........................  $ 1,760,167                $      90
Cash and cash equivalents ..........................................        6,291                      296
Marketable securities ..............................................        6,117                   11,085
Accrued interest and rent receivable ...............................       15,095                       58
Deferred expenses and other assets .................................        8,952                    1,912
                                                                      -----------                ---------
     Total assets ..................................................  $ 1,796,622                $  13,441
                                                                      -----------                ---------
                                                                      -----------                ---------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities ...........  $    10,843                $   1,915
Debt obligations (Note 6) ..........................................    1,014,672                       --
                                                                      -----------                ---------
Total liabilities ..................................................    1,025,515                    1,915
                                                                      -----------                ---------
Minority interest ..................................................           --                    5,175
                                                                      -----------                ---------
Commitments and contingencies ......................................           --                       --

Shareholders' equity:
Class A Shares, $1.00 par value, unlimited shares authorized,
  52,407,718 (1) and 7,550,000 shares issued and outstanding
  at September 30, 1998 and December 31, 1997, respectively ........       52,408                    7,550
Class B Shares, $0.01 par value, unlimited shares authorized,
  26,203,859(1) and 3,775,000  shares issued and outstanding
  at September 30, 1998 and December 31, 1997, respectively ........          262                       38
Net unrealized gains (losses) on "available-for-sale" investments ..          (22)                    (162)
Additional paid in capital .........................................      701,107                       --
Retained earnings (deficit) ........................................       17,352                   (1,075)
                                                                      -----------                ---------

     Total shareholders' equity ....................................      771,107                    6,351
                                                                      -----------                ---------
     Total liabilities and shareholders' equity ....................  $ 1,796,622                $  13,441
                                                                      -----------                ---------
                                                                      -----------                ---------

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

                                           STARWOOD FINANCIAL TRUST
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 (UNAUDITED)


                                                             FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                             --------------------------          -------------------------
                                                               1998              1997             1998             1997
                                                             --------          --------          ------           -------
REVENUE:
     Interest income                                         $  36,398        $    246          $ 68,910        $    704
     Operating lease income                                      4,350              --             8,624              --
     Other income                                                1,329              --             2,213               2
                                                              --------          ------           -------           -----
            Total revenue                                       42,077             246            79,747             706
                                                              --------          ------           -------           -----
COSTS AND EXPENSES:
     Interest expense                                           14,978              --            25,472              --
     Operating lease depreciation                                1,374              --             2,943              --
     General and administrative                                    964             104             1,777             261
     Advisory fees                                               2,826              --             4,817              --
     Provision for possible credit losses                        1,000              --             1,750              --
     Stock option compensation expense (Note 9)                     --              --             5,985              --
                                                              --------          ------           -------           -----
            Total costs and expenses                            21,142             104            42,744             261
                                                              --------          ------           -------           -----

Net income before minority interest                             20,935             142            37,003             445

Minority interest                                                   --            (140)              (54)           (420)
                                                              --------          ------           -------           -----
Net income                                                   $  20,935        $      2          $ 36,949        $     25
                                                              --------          ------           -------           -----
                                                              --------          ------           -------           -----
Basic earnings per Class A Share(1)                          $    0.40        $   0.00          $   0.96        $   0.02
                                                              --------          ------           -------           -----
                                                              --------          ------           -------           -----
Diluted earnings per Class A Share(1)                        $    0.38        $   0.00          $   0.94        $   0.01
                                                              --------          ------           -------           -----
                                                              --------          ------           -------           -----

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

                                                                            NET
                                                     PAR VALUE           UNREALIZED
                                                --------------------        GAINS       ADDITIONAL     RETAINED
                                                CLASS A      CLASS B     (LOSSES) ON     PAID-IN       EARNINGS
                                                SHARES       SHARES      INVESTMENTS     CAPITAL       (DEFICIT)       TOTAL
                                                -------    ---------     -----------    ----------     ---------       -----
Balance at December 31, 1997* .............   $   7,550    $      38      $    (162)       $    --     $  (1,075)   $  6,351

Recapitalization Transactions (Note 4) ....     306,796        1,534             --        432,084            --     740,414

Issuance of options to the Advisor (Note 9)          --           --             --          5,985            --       5,985

Effective exercise of options .............          18           --             --            252            --         270

Change in net unrealized gains (losses)
  on investments ..........................          --           --            140             --            --         140

Dividends paid ............................          --           --             --             --       (18,522)    (18,522)

Effects of reorganization(1) (Note 1) .....    (261,956)      (1,310)            --        262,786            --        (480)

Net income for the period .................          --           --             --             --        36,949       36,949
                                              ---------    ---------      ---------      ---------     ---------    ---------
Balance as of September 30, 1998 ..........   $  52,408    $     262      $     (22)     $ 701,107     $  17,352    $ 771,107
                                              ---------    ---------      ---------      ---------     ---------    ---------
                                              ---------    ---------      ---------      ---------     ---------    ---------


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

                                           STARWOOD FINANCIAL TRUST
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                  (UNAUDITED)

                                                                                   FOR THE                      FOR THE
                                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                                           ---------------------          ------------------
                                                                           1998           1997            1998          1997
                                                                           ----           ----            ----          ----
Cash flows from operating activities:
Net income ........................................................... $  20,935      $      2    $    36,949      $     25
Adjustments to reconcile net income to cash flows provided
  by operating activities:
    Minority interest ................................................        --           140             54           420
    Non-cash expense for options issued to Advisor (Note 9) ..........        --            --          5,985            --
    Equity in earnings of unconsolidated joint
        ventures and subsidiaries ....................................      (690)           --           (690)           --
    Depreciation and amortization ....................................     2,363            --          4,870            --
    Amortization of discount/premium and deferred interest ...........    (5,837)           --        (14,158)           --
    Provision for possible credit losses .............................     1,000            --          1,750            --
    Changes in assets and liabilities:
            Increase in accrued interest and rent receivable .........    (2,059)           --         (7,586)           --
            Decrease in deferred expenses and other assets ...........       329             9          3,270            --
            Increase in accounts payable, accrued
                 expenses and other liabilities ......................     4,179            24          9,146            59
                                                                       ---------      --------    -----------      --------
            Cash flows provided by operating activities ..............    20,220           175         39,590           504
                                                                       ---------      --------    -----------      --------
Cash flows from investing activities:
            Net cash outflow for the Recapitalization
            Transactions (Notes 3 & 4) ...............................        --            --       (334,916)           --
            New loan originations/acquisitions .......................  (517,564)      (10,249)      (723,664)      (16,255)
            Principal fundings on existing loan commitments ..........      (500)           --        (10,500)           --
            Investment in unconsolidated joint venture (Note 5) ......   (47,252)           --        (47,252)           --
            Repayments of and principal collections from loans and
              other investments ......................................    87,375         5,149         95,840         9,781
                                                                       ---------      --------    -----------      --------
            Cash flows provided by (used in) investing activities ....  (477,941)       (5,100)    (1,020,492)       (6,474)
                                                                       ---------      --------    -----------      --------

Cash flows from financing activities:
            Proceeds from issuance of Class B Shares .................        --            --          1,534            --
            Net borrowings under revolving credit facilities .........   310,192            --        605,814            --
            Net borrowings under term loans ..........................   171,172            --        374,936            --
            Borrowings under repurchase agreements ...................    (3,385)           --         33,921            --
            Dividends paid ...........................................   (18,522)           --        (18,522)           --
            Payment for deferred financing costs .....................    (1,623)           --        (10,310)           --
            Costs incurred in reorganization .........................        --            --           (480)           --
            Proceeds from exercise of options (Note 4) ...............        --            --              4            --
            Proceeds from exercise of warrants (Note 4) ..............        --            --             --         4,924
                                                                       ---------      --------    -----------      --------
            Cash flows provided by financing activities ..............   457,834            --        986,897         4,924
                                                                       ---------      --------    -----------      --------
Increase (decrease) in cash and cash equivalents .....................       113        (4,925)         5,995        (1,046)
Cash and cash equivalents at beginning of period .....................     6,178         5,767            296         1,888
                                                                       ---------      --------    -----------      --------
Cash and cash equivalents at end of period ........................... $   6,291      $    842    $     6,291      $    842
                                                                       ---------      --------    -----------      --------
                                                                       ---------      --------    -----------      --------
Supplemental disclosure of cash flow information:
            Cash paid during the period for interest ................. $  12,644      $     --    $    19,186      $     --
                                                                       ---------      --------    -----------      --------
                                                                       ---------      --------    -----------      --------







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

       Effective June 18, 1998, the Company (which had previously been organized under California law) changed its domicile to Maryland by merging with a newly-formed subsidiary organized under Maryland Law and issued new shares of the subsidiary to its shareholders in exchange for the previous shares of the Company. Concurrently, the Company consummated a one-for-six
(1) reverse stock split.

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

-------------
Explanatory note:
(1) All share information contained herein is presented as adjusted for effects of one-for-six reverse stock split effective June 19, 1998.

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

       The cash portion of the Recapitalization Transactions is summarized as follows (in thousands):

       Acquisition of loans and other investments ...................     $ (1,061,006)
       Acquired accrued interest and rent receivable ................           (7,451)
       Par value of Class A Shares issued ...........................          302,223
       Additional paid in capital on Class A Shares issued ..........          431,318
                                                                         -------------

       Net cash outflow for the Recapitalization Transactions .......    $    (334,916)
                                                                         -------------
                                                                         -------------

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

                                    PRO FORMA
                        CONDENSED STATEMENT OF OPERATIONS
             (IN THOUSANDS, EXCEPT FOR NET INCOME PER CLASS A SHARE)


                                                                                  FOR THE NINE
                                                                                MONTH PERIOD ENDED
                                                                                   SEPTEMBER 30,
                                                                              ----------------------
                                                                              1998              1997
                                                                              ----              ----
                                                                                   (UNAUDITED)
REVENUE:
   Interest income ...................................................     $  88,280          $  43,721
   Operating lease income ............................................        11,850             11,561
   Other income ......................................................         2,489             16,905
                                                                           ---------          ---------
     Total revenue ...................................................       102,619             72,187
                                                                           ---------          ---------
COSTS AND EXPENSES:
   Interest expense ..................................................        31,333                  -
   Operating lease depreciation ......................................         4,332              4,332
   General and administrative ........................................         2,223              2,776
   Advisory fees .....................................................        10,045             10,062
   Provision for possible credit losses ..............................         1,750              1,750
                                                                           ---------          ---------
        Total costs and expenses .....................................        49,683             18,920
                                                                           ---------          ---------

   Pro forma net income ..............................................     $  52,936          $  53,267
                                                                           ---------          ---------
                                                                           ---------          ---------
   Pro forma basic net income per Class A Share ......................     $    1.00          $    1.01
                                                                           ---------          ---------
                                                                           ---------          ---------
   Weighted average number of Class A Shares outstanding .............        52,408             52,344
                                                                           ---------          ---------
                                                                           ---------          ---------


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

NOTE 5 - LOANS AND OTHER INVESTMENTS - (IN THOUSANDS)
The following is a summary description of the Company's loans and other investments:

                                                                                                  Company's
                                                   Current                                   Carrying Value as of
                                                  Number of   Original        Principal      --------------------
                                 Underlying       Borrowers  Commitment        Balances     September 30,  December 31,
Type of Loan/Borrower           Property Type     In Class     Amount         Outstanding       1998         1997
---------------------           -------------     --------     ------         -----------       ----         ----
Senior Mortgages                Office/Hotel/         12      $751,954          $657,543      $655,529       --
                                Mixed Use/
                                Apartment


Subordinated Mortgages          Office/Hotel/         15       542,172           501,581       516,379       --
                                Resort/
                                Residential/
                                Land

Opportunistic Mortgages         Office/Hotel/          3       166,644           125,402        82,986       --
                                Apartment

Partnership                     Office/Hotel           5       128,049           115,549       112,557       --
Loans/Unsecured Notes


Construction Loans              Assisted               2        92,390            91,906        97,057       --
                                Living/Resorts

Real Estate Under
Operating Leases                Hotels                 1         N/A(3)            N/A(3)      192,787       --


Loan Participations             Various                2        15,841            15,841        11,700       --



Investments in Strategic        Various                7        50,400            50,400        47,806       --
Origination Ventures (4)


Other Real                      Real estate           N/A        N/A                N/A         45,116    $  90
Estate-Related                  related securities
  Investments
                                                                                              ---------   -----
Subtotal Investments                                                                          1,761,917      90


Provision for Possible                                                                           (1,750)     --
Credit Losses                                                                                 ---------   -----



Total Loans and
Other Investments, net                                                                       $1,760,167   $  90
                                                                                              ---------   -----
                                                                                              ---------   -----


                                  Original         Interest                 Interest
                                  Maturity         Accrual                   Payment         Principal     Participation
                                   Dates            Rates                     Rates         Amortization   Features
                                   -----            -----                     -----         ------------   --------
Senior Mortgages                1999 to 2010    Fixed: 7.28 to 16.00%   Fixed: 7.28 to 10.82%   Yes (1)    Yes(2)
                                                Variable: LIBOR+        Variable: LIBOR+
                                                1.25 to 3.25%           1.25 to 3.25%


Subordinated Mortgages          1999 to 2007    9.53 to 17.00%          9.53 to 15.25%          Yes(1)     Yes(2)
                                                Variable: LIBOR+        Variable: LIBOR+
                                                4.00 to 5.80%           4.00 to 5.80%


Opportunistic Mortgages         1999 and 2007   6.00 to 7.00%           6.00 to 7.00%           Yes (1)    Yes(2)


Partnership                     2002 to 2013    8.50  to 15.00%         8.50 to 15.00%           No        Yes (2)
Loans/Unsecured Notes                           Variable: LIBOR+        Variable:  LIBOR+
                                                5.37%                   5.37%

Construction Loans              1999 and 2004   12.00 to 12.50%         10.00 to 12.50%          No         No


Real Estate Under
Operating Leases                    N/A(3)           N/A(3)                  N/A(3)             N/A(3)     N/A(3)


Loan Participations                 1999        Fixed:  7.13%           Fixed:  5.45 to 6.40%    No         No
                                                Variable:  LIBOR+       Variable: LIBOR+
                                                0.58 to 1.75%           0.58 to 1.75%

Investments in Strategic        1999 to 2018    Fixed:  8.14 to 9.45%   Fixed:  8.14 to 9.45%   Yes         No
Origination Ventures (4)                        Variable:  LIBOR+       Variable: LIBOR+
                                                3.75 to 4.50%           3.75 to 4.50%

Other Real                      2002 and 2007   12.00 to 12.75%         12.00 to 12.75%          No         No
Estate-Related
  Investments

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

NOTE 6 - DEBT OBLIGATIONS

       The Company had no outstanding long term debt obligations as of December 31, 1997. As of September 30, 1998, the Company has obligations under various arrangements with financial institutions as follows (in thousands):


                                                MAXIMUM          PRINCIPAL
                                                AMOUNT         BALANCE AS OF          INTEREST          MATURITY
                                               AVAILABLE    SEPTEMBER 30, 1998          RATE              DATE
                                               ---------    ------------------          ----              ----
REVOLVING CREDIT FACILITIES:
    Line of credit                             $ 675,000         $    605,814       LIBOR + 150bp        March 2001
    Line of credit                               500,000                 --         LIBOR + 100-125bp    August 2000
                                                                 ------------
       Total revolving credit facilities                              605,814
                                                                 ------------
TERM LOANS:
    Secured by real estate under operating leases                     125,000       LIBOR + 150bp        March 1999
    Secured by senior mortgage investment                              94,380       LIBOR + 100bp        August 2000
    Secured by senior and subordinate mortgage investments            114,791       LIBOR + 100bp        August 2000
    Secured by senior mortgage investment                              40,765       LIBOR + 100bp        May 1999
                                                                 ------------
       Total term loans                                               374,936
                                                                 ------------
OTHER DEBT OBLIGATIONS:                                                33,922         Various              Various
                                                                 ------------
TOTAL DEBT OBLIGATIONS                                         $   1,014,672
                                                                 ------------
                                                                 ------------


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

      USE OF DERIVATIVE FINANCIAL INSTRUMENTS - The Company's use of derivative financial instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate exposure. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The counter-parties to these contractual arrangements are major financial institutions with which the Company and its affiliates also have other financial relationships. The Company is potentially exposed to credit loss in the event of nonperformance by these counter-parties. However, because of their high credit ratings, the Company does not anticipate that any of the counter-parties will fail to meet their obligations. Prior to the Recapitalization Transactions, the Company did not significantly utilize derivative financial instruments.

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

      The Company is currently pursuing certain anticipated long-term fixed rate borrowings and has entered into certain derivative instruments based on U.S. Treasury securities to hedge the potential effects of interest rate movements on these transactions. As of September 30, 1998, the Company had entered into an aggregate notional amount of approximately $232.0 million under such agreements. Under these agreements, the Company will generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments will be deferred and amortized over the term of the specific related fixed rate borrowings. No settlements of such contracts or the related forecasted borrowings have yet occurred. The currently forecasted transactions are expected to occur in the first quarter of 1999. In the event that, in the opinion of management, it is no longer probable that the forecasted transactions will occur under terms substantially equivalent to those projected, the Company will cease recognizing such transactions as hedges and immediately recognize related gains or losses based on actual settlement or estimated settlement value. No such gains or losses have been recognized by the Company.

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


                                                                             (In thousands)
                                                         Three months ended                 Nine months ended
                                                            September 30,                     September 30,
                                                         --------------------           ----------------------
                                                         1998            1997           1998              1997
                                                         ----            ----           ----              ----
      Weighted average Class A Shares outstanding
        for basic earnings per Class A Share             52,390            1,258         37,968          1,193

      Add effect of assumed shares issued under
         Treasury stock method for stock options            560              542            405             20

      Add effects of conversion of Class B
         Shares (1 for 49 ratio)                          1,704              762          1,086            761
                                                         ------           ------        -------          -----

      Weighted average Class A Shares
         outstanding for diluted earnings
         per Class A Share                               54,654            2,562         39,459          1,974
                                                         ------           ------        -------          -----
                                                         ------           ------        -------          -----

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

-------------
Explanatory note:

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

INTEREST RATE RISK MANAGEMENT

      As part of its business, the Company is exposed to interest rate risks. Consistent with its expected election to qualify as a REIT, the Company has implemented an interest rate risk management policy based on match funding, with the objective that floating-rate assets be financed by floating-rate liabilities and fixed-rate assets be financed by fixed-rate liabilities.

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

      Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Company. As more fully discussed in Note 7 to the Company's consolidated financial statements, the Company employs match funding based hedging strategies to limit the effects of changes in interest rates on its operations, including engaging in interest rate caps, floors, swaps, futures and other interest rate related derivative contracts. These strategies are specifically designed to reduce the Company's exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate movements in the market. The Company does not enter into derivative contracts for speculative purposes nor as a hedge against changes in credit risk of its borrowers or of the Company itself.

      Each interest rate cap or floor agreement is a legal contract between the Company and a third party (the "counterparty"). When the Company purchases a cap or floor contract, the Company makes an up-front payment to the counterparty and the counterparty agrees to make payments to the Company in the future should the reference rate (typically one- or three-month LIBOR) rise above (cap agreements) or fall below (floor agreements) the "strike" rate specified in the contract. Each contract has a "notional face amount". Should the reference rate rise above the contractual strike rate in a cap, the Company will earn cap income. Should the reference rate fall below the contractual strike rate in a floor, the Company will earn floor income. Payments on an annualized basis will equal the contractual notional face amount times the difference between actual reference rates and the contracted strike rate. The cost of the up-front payment is amortized over the term of the contract.

      Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which interest payments is not exchanged. In general, the Company's swaps are "pay fix swaps" involving the exchange of floating rate interest payments for fixed interest payments.

       Interest rate futures are contracts, generally settled in cash, in which the seller agrees to deliver on a specified future date the cash equivalent of the difference between the specified price or yield indicated in the contract and the value of that of the specified instrument (e.g., U.S. Treasury securities) upon settlement. The Company generally uses such instruments to hedge forecasted fixed rate borrowings. Under these agreements, the Company will generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments will be deferred and amortized over the term of the specific related fixed rate borrowings. No settlements of such contracts or the related forecasted borrowings have yet occurred. The currently forecasted transactions are expected to occur in the first quarter of 1999. In the event that, in the opinion of management, it is no longer probable that the forecasted transactions will occur under terms substantially equivalent to those projected, the Company will cease recognizing such transactions as hedges and immediately recognize related gains or losses based on actual settlement or estimated settlement value. No such gains or losses have been recognized by the Company.

      While a REIT may freely utilize the types of derivative instruments discussed above to hedge interest rate risk on its liabilities, use of derivatives for other purposes, including hedging asset related risks such as credit, prepayment or interest rate exposure on the Company's loan assets, could generate income which is not qualified income for purposes of maintaining REIT status. As a consequence, the Company may only engage in such instruments to hedge such risks on a limited basis. While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to the Company which adversely affect its liquidity and operating results. Further, while the Company generally seeks to enter into loan investments which provide for substantial prepayment protection through lock-outs, yield maintenance provisions or other prepayment premiums for a significant portion of the underlying loan's term, nonetheless, in the event of declining interest rates, the Company could receive such prepayments and may not be able to reinvest such proceeds at favorable returns.

      There can be no assurance that the profitability of the Company will not be adversely affected during any period as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve certain additional risks such as counter-party credit risk, legal enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. With regard to loss of basis in a hedging contract, indices upon which contracts are priced may be more or less variable than the indices upon which the hedged assets or liabilities are priced, thereby making the hedge less effective. There can be no assurance that the Company will be able to adequately protect against the foregoing risks and that the Company will ultimately realize an economic benefit from any hedging contract it enters into which exceeds the related costs incurred in connection with engaging in the hedges.

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

      The Company is currently pursuing certain anticipated long-term fixed rate borrowings and has entered into certain derivative instruments based on U.S. Treasury securities to hedge the potential effects of interest rate movements on these transactions. As of September 30, 1998, the Company had entered into an aggregate notional amount of approximately $232.0 million under such agreements. Under these agreements, the Company will generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments will be deferred and amortized over the term of the specific related fixed rate borrowings. No settlements of such contracts or the related forecasted borrowings have yet occurred. The currently forecasted transactions are expected to occur in the first quarter of 1999. In the event that, in the opinion of management, it is no longer probable that the forecasted transactions will occur under terms substantially equivalent to those projected, the Company will cease recognizing such transactions as hedges and immediately recognize related gains or losses based on actual settlement or estimated settlement value. No such gains or losses have been recognized by the Company.

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

      The Company's ability to meet its long-term (i.e. beyond one year) liquidity requirements is subject to the renewal of its credit lines and repurchase facilities and/or obtaining other sources of financing, including issuing additional debt or equity from time to time. Any decision by the Company's lenders and/or investors' to enter into such transaction with the Company will depend upon a number of factors such as compliance with the terms of its existing credit arrangements, the Company's financial performance, industry or market trends, the general availability of and rates applicable to financing investments, lenders'/investors' resources and policies concerning the terms under which they would make such loans and the relative attractiveness of alternative investment or lending opportunities. Through October 31, 1998, the Company had not received nor expected to receive significant collateral calls on its lines of credit or loan repurchase agreements.

      Based on its monthly interest and other expenses, monthly cash receipts, existing investment commitments and funding plans, the Company believes that its existing sources of funds will be adequate for purposes of meeting its short- and long-term liquidity needs. However, in light of recent volatility in financial markets which may affect the Company's ability to obtain additional capital resources, there can be no assurance that this will in fact be the case. Material increases in monthly interest expense or other capital needs or material decreases in monthly cash receipts, generally would negatively impact the Company's liquidity. On the other hand, material decreases in monthly interest expense or other capital needs generally would positively affect the Company's liquidity.

YEAR 2000 ISSUES

      Many computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning in the Year 2000, these date code fields will need to accept four-digit entries to distinguish twenty-first century dates. As a result, in less than two years, the computerized systems, which include information and non-information technology systems and applications used by the Company will need to be reviewed, evaluated and modified or replaced, if necessary, to ensure all such financial information and operating systems are Year 2000 compliant.

      STATE OF READINESS

      The Company has adopted a plan and formed a team of internal and external personnel to address Year 2000 issues. The Company has conducted the discovery and assessment stages on all its in-house systems that could be significantly affected by the Year 2000. The completed assessment indicated that all of the Company's in-house systems are Year 2000 capable. The Company has a 95% economic interest in Starwood Operating, which services third-party mortgages. Starwood Operating has completed the assessment of its systems and implemented all required upgrades and modifications. Starwood Operating is in the process of testing all systems, which process is expected to be completed by the first half of 1999. Year 2000 issues at Starwood Operating are being addressed by the previous owner of the business which has agreed to indemnify Starwood Operating for all costs of addressing losses related to Year 2000 issues and is contractually obligated to ensure that all systems are Year 2000 compliant by mid-1999.

      The Company is in the process of communicating with its significant depository institutions, lenders, custodians, vendors, tenants under operating leases and borrowers with which it interfaces to evaluate their Year 2000 readiness and compliance. To date, the Company is not aware of any such counterparty with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. Other than communicating with its counterparties, the Company has no means of ascertaining whether a given counterparty will be Year 2000 ready. The inability of counterparties to complete their Year 2000 resolution process in a timely manner could materially impact the Company.

      YEAR 2000 PROJECT COSTS

      The Company estimates that total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts should not exceed $20,000, although there can be no assurance that actual costs will not exceed this amount. This amount will be funded through cash flows from operations.

      RISKS OF YEAR 2000

      The Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. Disruptions in the economy generally resulting from Year 2000 issues could materially affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

      The Company has asked substantially all of its significant vendors and service providers to provide reasonable assurances as to those parties' Year 2000 state of readiness. Risks assessments and contingency plans, where required, will be finalized in the first six months of 1999. To the extent that vendors and service providers do not provide satisfactory evidence that their products and services are Year 2000 compliant, the Company will seek to obtain the necessary products and services from alternate sources. There can be no assurance, however, that Year 2000 remediation by vendors and service providers will be available, and any failure of such third parties' systems could have a material adverse impact on the Company's operations. In addition, the failure of borrowers to address Year 2000 issues fully could have a material and adverse effect on their operations and financial condition, which could impact their ability to service the outstanding obligations to the Company, which, in turn, could have a material and adverse effect on the Company's operations and financial position.

      Based on the assessment to date, the Company believes it is prepared for the most reasonable likely worst case scenarios regarding Year 2000 compliance.

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

      The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements except as required by law.

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


                                    STARWOOD FINANCIAL TRUST
                                    --------------------------------------------
                                    Registrant

Date   January 19, 1999             /S/ JAY SUGARMAN
                                    --------------------------------------------
                                    Jay Sugarman
                                    Chief Executive Officer and President

Date   January 19, 1999             /S/ SPENCER B. HABER
                                    --------------------------------------------
                                    Spencer B. Haber
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)