Form 10-K/A
period 1997-12-31
STARWOOD FINANCIAL TRUST
filed 1999-02-23
CIK 831972

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

      Title of each class:                     Name of Exchange on which
    Class A Shares, $1.00 par                         registered:
value, of Starwood Financial Trust              American Stock Exchange

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


     The aggregate market value of the Class A Shares held by non-affiliates on March 23, 1998 was approximately $10,492,000.


     As of March 23, 1998, there were 314,341,744 shares of Starwood Financial Trust, Class A, $1.00 par value, outstanding.

                                                  Total Pages:  54

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----


PART I......................................................................4

ITEM 1.  BUSINESS...........................................................4
     General................................................................4
     Recapitalization Transactions..........................................5
     History................................................................6
     Investment Policy......................................................6
     Advisory Agreement....................................................10
     License Agreement.....................................................12
     Underwriting Policy and Procedures....................................12
     Investment Portfolio..................................................12
     Summary of subordination and default characteristics..................17
     Summary of delinquencies and possible losses..........................17
     Senior Mortgage Loans.................................................17
     Subordinate Mortgage Loans............................................19
     Opportunistic Mortgage Loans..........................................20
     Unsecured Loans.......................................................22
     Construction Loans....................................................22
     Real Estate under Long-term Operating Lease...........................24
     Loan Participations...................................................25
     Other.................................................................26
     Letters of Intent.....................................................26
     The Partnership.......................................................26
     Competition...........................................................27
     Qualification as a REIT...............................................27
     Unfunded Commitments..................................................27
     Employees.............................................................27

PART II....................................................................27

ITEM 6.   SELECTED FINANCIAL DATA..........................................27

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..............................31
     General...............................................................31
     Liquidity and Capital Resources.......................................32
     Fiscal Year 1997 Compared to 1996.....................................33
     Fiscal Year 1996 Compared to 1995.....................................34
     New Accounting Pronouncements.........................................34
     Interest Rate Risks...................................................35
ITEM 8.  FINANCIAL STATEMENTS..............................................36

                                     PART I

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

ITEM 1.  BUSINESS

     In response to comments received from the Securities and Exchange Commission, the Trust hereby amends Item 1. Business of Part I of the Trust's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report") by deleting the text thereunder and inserting in lieu thereof the following:

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

     The Trust is restricted from making certain types of investments as a result of the restrictions and conflicts described below (the "Investment Restrictions"). These restrictions may limit the flexibility of the Trust in implementing its investment policy. Specifically, without the amendment, termination or waiver of provisions of certain non-competition agreements between Starwood Capital Group, L.P. and Starwood Hotels & Resorts Trust, the Trust is prohibited from: (i) making investments in loans collateralized by hotel assets where it is anticipated that the underlying equity will be acquired by the debt holder within one (1) year from the acquisition of such debt, (ii) acquiring equity interests in hotels (other than acquisitions of warrants, equity participations or similar rights incidental to a debt investment by the Trust or that are acquired as a result of the exercise of remedies in respect of a loan in which the Trust has an interest) or (iii) selling or contributing to or acquiring any interests in Starwood Hotels & Resorts Trust, including debt positions or equity interests obtained by the Trust under, pursuant to or by reason of the holding of debt positions. None of the Trust's assets constitute loans to Starwood Hotels & Resorts and its affiliates and the Trust currently expects that none of its business will be attributable to Starwood Hotels & Resorts and its affiliates in the future.

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

     The Trust currently plans to originate and make investments in various types of income producing commercial real estate and its investment program will emphasize senior and junior commercial mortgage loans, including mezzanine financing (i.e., capital representing the level between 65% and 90% of property values), higher yielding senior mortgage loans, non-performing or sub-performing loans and performing and non-performing subordinated interests ("Subordinated Interests") in commercial mortgage-backed securities ("CMBS"). The Trust anticipates that a majority of the investments to be held in its portfolio for the long-term will be structured so that the Trust's investment is subordinate to third party first mortgage debt but senior to the real estate owner/operator's equity position. However, the Trust does not have any prescribed allocation among investments and the Trust could invest all or any portion of its assets in any investment that would be permitted in the Diversified Portfolio. The Trust anticipates that it will invest in a diverse array of real estate-related assets and enterprises that satisfy its investment criteria including but not limited to the following:

     o Mortgage Loans. The Trust will provide high-yielding first mortgage loans to borrowers in need of flexible, custom-tailored financings. These loans may be short, medium or long-term in duration. They may include projects under construction, redevelopment or expansion, which may ultimately be refinanced through more traditional sources once capital improvements are completed.

     o Mezzanine Loans. The Trust intends to take advantage of current market opportunities to provide high-yielding loans that are subordinated to first lien mortgage loans and secured lien mortgage or a pledge of the ownership interest in the borrowing property owner ("Mezzanine Loans"). Mezzanine Loans may also take the form of a preferred equity investment in the borrower with substantially similar terms.

     o Opportunistic Loans and Minority Participations. The Trust intends to acquire non-performing and sub-performing debt or minority participations in such loans at a discount for the purpose of restructuring the debt to a performing obligation. These assets may be priced below book value or have a deemed book value which is less than reproduction cost.

     o Triple Net Leases. The Trust may acquire properties that are subject to long- term triple net lease arrangements with tenants that the Trust believes to be creditworthy. In many cases, the fixed stream of payment from such positions may have similar risk/reward characteristics as the mortgage loans to be originated by the Trust.

     o Subordinated Interests. The Trust may acquire rated and unrated, short term, medium and long-term real estate related debt securities, including performing and non-performing Subordinated Interests in CMBS issued in public or private transactions. CMBS typically are divided into two or more classes, sometimes called "tranches." The senior classes are higher rated securities, which are rated from low investment grade (BBB) to higher investment grade

(AA or AAA). The junior, subordinated classes typically include lower rated, non-investment grade BB and B classes, and an unrated, higher-yielding, credit support class (which generally is required to absorb the first losses on the underlying mortgage loans). The Trust currently anticipates that it may invest in the non-investment grade tranches of CMBS. However, the Trust had no investments in Subordinated Interests as of March 13, 1998 and currently anticipates that investments in CMBS will not comprise a significant part of the Trust's assets.

     See "Investment Portfolio" for a description of the assets held by the Trust as of March 18, 1998. The investment and financing policies of the Trust and its policies with respect to all other activities, including its growth, debt, capitalization, dividends and operating policies, will be determined by the Board of Trustees. Although the Board of Trustees has no present intention to do so, these policies may be amended or revised at any time and from time to time at the discretion of the Board of Trustees, without a vote of the Shareholders. A change in these policies could adversely affect the Trust's financial condition or results of operations or the market price of the Class A Shares.

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

     Commencing on the 90th day after the consummation of the Recapitalization Transactions, the Trust will pay the Advisor a quarterly base management fee of 0.3125% (1.25% per annum) of the "Book Equity Value" of the Trust determined as of the last day of each quarter but estimated and paid in advance subject to recomputation. "Book Equity Value" is generally defined as the excess of the book value of the assets of the Company over all liabilities of the Company.

     In addition, commencing on the 90th day after the consummation of the Recapitalization Transactions, the Trust will pay the Advisor a quarterly incentive fee ("Incentive Fee") of five percent (5%) of the Trust's "Adjusted Net Income" during each quarter that the Adjusted Net Income for such quarter restated and annualized as an annualized rate of return on the Trust's Book
Equity Value for such quarter equals or exceeds the "Benchmark BB Rate." "Adjusted Net Income" is generally defined as the Company's gross income less the Company's expenses for the applicable quarter (including the Base Fee for such quarter but not the Incentive Fee for such quarter). In calculating both Book Equity Value and Adjusted Net Income, real estate-related depreciation and amortization (other than amortization of financing costs and other prepaid expenses to the extent such costs and prepaid expenses have previously been booked as an asset of the Company) shall not be deducted. In addition, debt that is exchangeable or convertible into equity securities shall not be treated as a liability of the Company if the value of the equity securities into which such debt obligation is convertible equals or exceeds the outstanding balance of such debt obligation and the interest expense of such debt is not included as an expense and, thus, does operate to reduce the Company's gross income. The Advisor will also be reimbursed for certain expenses it incurs on behalf of the Trust.

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

     Underwriting Policy and Procedures

     The Trust acquired substantially all of its assets in March 1998 in the Recapitalization Transactions. The Trust had no full underwriting policies and procedures prior to the consummation of the Recapitalization Transactions. The Trust will manage credit risk through its underwriting procedures, centralized approval of individual transactions and active portfolio and account management. As part of its underwriting process, the Trust reviews historical and projected financial information relating to the properties underlying its loan investments, analyzes loan-to-value, debt service coverage and other financial ratios, reviews market feasibility and other demographic and economic information, and assesses the structural characteristics of the proposed loans. The primary focus of the Trust's management of credit risk is on the financial performance, sufficiency and credit quality of the collateral underlying the Trust's loans and the ability of the related borrower to meet interest and principal payments on such loans through cash flows from the collateral. Additionally, the Trust reviews the credit history and character of each borrower with respect to such borrower's past borrowings. Credit risk is also actively managed through portfolio diversification by industry, geographic region and individual borrower exposure, as well as regular monitoring of collateral performance through intensive servicing and asset management procedures.

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

The following is a summary description of the Assets contributed to the Trust in the Recapitalization Transactions as of March 18, 1998 (in thousands):


                                             Current           Original
                                             Number of         Balance of                                   Original
                         Underlying          Borrowers         Commitment       Balances        Ascribed    Maturities
Investment Class         Property Type       In Class(a)       Amount          Outstanding        Value     Dates
----------------         -------------       -----------       -----------   --------------    ----------   --------

Senior Mortgages             Office/Hotel/        8        $      502,114       $445,614 $      449,796   1999-2004
                               Mixed Use/
                               Apartment
Subordinated Mortgages        Office/Hotel        5               175,375        155,538        184,320   2002 to 2005
                             Resort/Planned
                              Communities
Opportunistic Mortgages      Office/Hotel/        2               166,644        132,427         81,057   1999 and 2007
                               Apartment
Unsecured Notes               Office/Hotel        2                27,300         27,300         30,850   2002 and 2004
Construction Loans              Assisted          2                92,390         85,471         91,985   1999 and 2004
                             Living/Resorts
Real Estate Under                Hotels           1                 N/A(3)         N/A(3)       195,470   N/A(3)
  Long-Term Master Lease
Loan Participations             Various           3                22,656         22,534         13,660   1999 and 2000



Other Real Estate
  Related Investments         Public bonds        2                43,150         43,150                  2002 and 2007
                                             --------                         ----------
     Total                                       25                           $1,094,670
                                             ========                         ==========



===========================[SPLIT TABLE========================================




                                               Interest            Interest
                         Underlying            Accrual             Payment                Principal     Participation
Investment Class         Property Type         Rates(4)            Rates(4)               Amortization  Features
----------------         -------------         ----------------    -----------------      ---------     -------------

Senior Mortgages             Office/Hotel/     Fixed: 8.97 to 1    Fixed: 8.0-10.82%      Yes (1)       Yes (2)
                               Mixed Use/      Variable: LIBOR+    Variable: LIBOR+
                               Apartment       1.25 to 3.25%       1.25 to 3.25%
Subordinated Mortgages        Office/Hotel     Fixed 10.0 to       Fixed 10.0 to          Yes (1)       Yes (2)
                             Resort/Planned    15.25%              15.25%
                              Communities
Opportunistic Mortgages      Office/Hotel/     6.0 to 7.0%         6.0 to 7.0%            Yes (1)       Yes (2)
                               Apartment
Unsecured Notes               Office/Hotel     11.25% to 15.0%     11.25% to 15.0%        No            Yes (2)
Construction Loans              Assisted       12.0 to 12.5%       10.0 to 12.5%          No            No
                             Living/Resorts
Real Estate Under                Hotels        N/A(3)              N/A(3)                 N/A(3)        N/A(3)
  Long-Term Master Lease
Loan Participations             Various        Fixed: 7.13%        Fixed: 5.45 to         Yes(1)        Yes
                                               Variable: LIBOR+    6.40%
                                               .58 to 1.75%        Variable: LIBOR+
                                                                   .58 to 1.75%
Other Real Estate                                                                                       No
  Related Investments         Public bonds     12.5 to 12.75%      12.5 to 12.75%         No




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

The following summarizes information relating to concentration and significant terms within the portfolio of assets contributed in the Recapitalization Transactions based on ascribed values:

Concentration by size:


                                              Ascribed Value         %
                                       ------------------------    ------------
                                             (In thousands)

RLH (operating lease)                  $         195,470            17.9%
Borrower A (senior and subordinate)              127,450            11.6%
Borrower B (senior and subordinate)              116,137            10.6%
                                       -----------------------    --------------
All other loans/investments                      655,613            59.9%
                                       -----------------------    --------------
                                       $       1,094,670            100.0%

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

Concentration by underlying asset/collateral type:


                                Ascribed Value                   %
                      ----------------------------------  ----------------------
                                  (In thousands)

Office                $               516,099                  47.1%
Hotel/Resorts                         379,842                  34.7%
Residential                           118,029                  10.8%
                      ----------------------------------  ----------------------
Other                                  80,700                   7.4%
                      ----------------------------------  ----------------------
                      $             1,094,670                 100.0%
                      ==================================  ======================

     For this purpose, the ascribed values for certain loans secured by mixed use property were allocated by management based on estimated relative values of the underlying collateral components.

Concentration by location:

                                           Ascribed Value            %
                                     -----------------------  ------------------
                                           (In Thousands)

California                           $         237,316             21.7%
Washington                                     203,273             18.6%
New York                                       123,352             11.3%
Texas                                          108,679              9.9%
Florida                                         91,985              8.4%
Massachusetts                                   60,485              5.5%
Maryland                                        60,440              5.5%
Colorado                                        59,767              5.5%
All other states combined                       85,021              7.8%
                                     -----------------------  ------------------
Corporate obligations                           64,352              5.9%
                                     -----------------------  ------------------
                                     $       1,094,670            100.0%
                                     =======================  ==================

Summary of recourse provisions:



                                                            Ascribed Value             %
                                                     -------------------------  -----------
                                                            (In thousands)

Non-recourse - secured by real estate                $          676,940              61.8%
Recourse (including operating lease assets)                     339,348              31.0%
Corporate obligations                                            64,352               5.9%
                                                     -------------------------  -----------
Non-recourse - secured by partnership interests                  14,030               1.3%
                                                     -------------------------  -----------
                                                     $        1,094,670             100.0%

Summary of prepayment terms:



                                                                   Ascribed Value                   %
                                                               ------------------------  -----------------
                                                                    (In thousands)

Long-term operating lease - generally not prepayable                  $  195,470                 17.9%
Lock-out for greater than 70% of original term with                                                 8%
   yield maintenance or other prepayment premiums on
   a substantial portion of remaining term                               249,670                 22.
Lock-out for greater than 70% of original term,                                                     2%
   prepayable thereafter without premium                                  24,489                  2.
Yield maintenance                                                        142,565                 13.0%
Other prepayment premiums                                                129,920                 11.9%
                                                               ------------------------  -----------------
No significant prepayment protection                                     352,556                 32.2%
                                                               ------------------------  -----------------
                                                               $       1,094,670                100.0%
                                                               ========================  =================


     As of December 31, 1997, the Trust's primary investments are primarily government or government sponsored instruments such as the Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage (FHLMC). Certain of these investments were acquired at premiums or discounts based on current market rates and expected prepayment rates. To the extent that prepayments exceed those expected, actual yields will decrease for premium investments and increase for discount investments. To the extent that prepayments are less than those expected, actual yields will increase for premium investments and decrease for discount investments.

     With respect to the assets contributed to Trust in the Recapitalization Transactions, the majority of these loans are subject to substantial prepayment protection in the form of lock-outs, yield maintenance provisions or other prepayment premiums which provide protection to the Trust. Those assets not subject to prepayment penalties include: (i) variable rate mortgages based on LIBOR, contributed at par, which would not result in any gain or loss upon repayment; and (ii) opportunistic loans/loan participations acquired at discounts to face values, which would result in gains upon repayment.

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

Summary of interest characteristics:



                                       Ascribed Value          %
                                    -------------------  ----------------
                                       (In thousands)

Fixed rate investments              $       750,511         68.6%
Variable rate investments                   344,159         31.4%
                                    -------------------  ----------------
                                    $     1,094,670        100.0%
                                    ===================  ================

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

     Summary of delinquencies and possible losses

     As of December 31, 1997, the Trust's primary investments are primarily government or government sponsored instruments and, as a result, have no recent delinquency or loss experience. Starwood Mezzanine and SOF IV have had lending operations since February 15, 1994 and July 3, 1996, respectively and during those periods through the date of the Recapitalization Transactions have not experienced any significant delinquencies or losses on any loan investment, including  those  contributed  to  the  Trust.  Although  no  such  issues  were identified with respect to specific loan investments contributed, the possibility of delinquencies and losses were considered in evaluating the terms of the Recapitalization Transactions. There can be no assurances that delinquencies or losses will not be experienced by the Trust in the future with respect to the contributed investments or other investments originated or acquired by the Trust.

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

     Cross-Default Provisions. One (1) of the Subordinate Mortgage Loans is cross- defaulted with certain loans entered into by certain partners of the borrower for such Subordinate Mortgage Loan.

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

The underlying real estate is comprised of the following hotel properties:




                                                       For the year ended December 31, 1997
                                            -------------------------------------------------------------
                                            Number of                Average Daily              Average
                                              Rooms                       Rate                 Occupancy
                                            ---------                -------------             ---------


Seattle, Washington                            850                      $93.59                   71.3%
Salt Lake City, Utah                           497                      101.96                   78.5%
Sacramento, California                         376                       67.05                   77.1%
San Diego, California                          300                       96.36                   75.4%
Sonoma, California                             245                       88.54                   68.1%
Medford, Oregon                                186                       63.80                   64.8%
Boise, Idaho                                   182                       58.16                   74.4%
Pendleton, Oregon                              168                       65.09                   52.7%
Kelso, Washington                              162                       65.25                   60.5%
Vancouver, Washington                          160                       81.86                   67.2%
Durango, Colorado                              159                       98.44                   59.7%
Wenatchee, Washington                          149                       48.42                   75.0%
Coos Bay, Oregon                               143                       61.51                   62.7%
Eugene, Oregon                                 137                       63.45                   64.3%
Astoria, Oregon                                124                       68.02                   45.2%
Missoula, Montana                               76                       50.15                   67.5%
Bend, Oregon                                    75                       59.34                   63.8%
                                      ---------------
                                            3,989
                                      ===============

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

     Competition

     The Trust is engaged in a highly competitive business. In originating and acquiring assets, the Trust competes with numerous public and private companies, including other finance companies, REITs, mortgage banks, pension funds, savings and loan associations, insurance companies, institutional investors, investment banking firms and other lenders and industry participants, as well as individual investors. In addition, there are several finance companies and REITs with investment objectives similar to the Trust, and others may be organized in the future. The existing participants and potential new entrants compete with the Trust for the available supply of investments suitable for acquisition or origination by the Trust as well as equity capital and thereby may adversely affect the market price of the Class A Shares. In addition, adverse publicity affecting this sector of the capital markets or significant operating failures of competitors may adversely affect the market price of the Class A Shares. Certain of the Trust's anticipated competitors are larger than the Trust, have longer operating histories, may have access to greater capital and other resources, may have management personnel with more experience than the officers of the Trust, and may have other advantages over the Trust in conducting certain businesses and providing certain services.

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


                                                                           Years Ended December 31,
                                          ---------------------------------------------------------------------------------------
                                               Pro Forma                                       Historical
                                          ---------------------------------------------------------------------------------------
                                                 1997            1997           1996           1995           1994          1993
                                                 ----            ----           ----           ----           ----          ----
                                                                  (in thousands except per share data)



Operating Data (1)
Interest income                          $       61,956 $         896 $          478 $          145 $         296 $        2,185
Prepayment and participation income              25,137           985              -              -             -              -
Gain from sale of mortgages                           -             -              -              -             -          2,545(2)
Rental income                                    15,311             -              -              -             -              -
Other income                                        887             6             10              3             -              -
                                                -------         -----            ---            ---           ---          -----
Total revenue                                   103,291         1,887            488            148           296          4,730
                                                -------         -----            ---            ---           ---          -----
Interest expense                                 23,151             -            272              -           270              -
Depreciation and amortization                     6,875             -              -              -             -              -
General and administrative expense                1,510           461            639            283           356            982
Management/advisory fee                           8,143             -              -              -             -              -
Other expenses                                    2,117             -              -              -             -              -
                                                -------         -----            ---            ---           ---          -----
Total expenses                                   41,796           461            911            283           626            982
                                                -------         -----            ---            ---           ---          -----
Net income (loss) before minority
interest in Partnership                          61,495         1,426           (423)          (135)         (330)         3,748
Minority interest in Partnership (3)                  -        (1,415)          (154)             -             -              -
                                                -------       -------         -------         ------        ------        ------
Net income (loss)                               $61,495       $    11         $ (577)         $(135)        $(330)        $3,478
                                                =======       =======         =======        =======       =======        ======
Earnings per Class A Share (4)                  $  0.20       $  0.00         $(0.22)        $(0.05)       $(0.13)        $ 1.45
                                                =======       =======         =======        =======       =======        ======

Supplemental Data:
Funds from operations (5) (6)                    70,087         1,426           (423)          (135)         (330)         1,203
Cash flows from:
     Operating activities                                       3,166           (227)          (184)         (397)         2,531
     Investing activities                                      (6,013)          (522)           175        (1,371)        39,400
     Financial activities                                       3,029              -              -           101        (39,503)
     Dividends                                                      -              -              -             -         38,639
     Dividends per share                                      $     -         $    -         $    -        $    -        $ 15.00(7)









                                                                                As of December 31,
                                          ---------------------------------------------------------------------------------------
                                               Pro Forma                                    Historical
                                          ---------------------------------------------------------------------------------------
                                                 1997            1997           1996        1995         1994          1993
                                                 ----            ----           ----        ----         ----          ----
                                                                                   (in thousands)


Balance Sheet Data:
Real estate investments                     $     1,073,877$      11,175$      5,481 $      1,196 $      1,371$           -
Total assets                                      1,096,676       13,441       5,674        2,194        2,372        2,680
Debt obligations                                    350,000            -           -            -            -            -
Minority interest in consolidation entities               -        5,175       3,917            -            -            -
Shareholders' equity                                742,206        6,351       1,578        2,155        2,290        2,519


Explanatory Notes:
  (1) As a result of the sale of a substantial portion of the Trust's assets and related distribution of the proceeds in 1993, the Trust's ongoing investment operations were substantially reduced.
  (2) During 1993, the Trust sold its entire remaining portfolio then consisting of four mortgage loans resulting in proceeds in excess of carrying values and obligations of approximately $2.5 million.
  (3) Represents the minority interest in the Partnership which were converted into Class A Shares on March 18, 1998, upon which date the Partnership was liquidated and terminated.
  (4) Earnings per Class A Share is calculated based on the weighted average shares outstanding during each of the periods after deduction for the Class B Shares 1% interest.
  (5) Management generally considers funds from operations ("FFO") to be one measure of the financial performance of a REIT which provides a relevant basis for comparisons among REITs and it is presented to assist investors in analyzing the performance of the Trust. In 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. FFO is defined as income before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, provisions for losses and real estate related depreciation and amortization (excluding amortization of financing costs). FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indication of the Trust's financial performance or as an alternative to cash flows from operating, investing, and financing as measures of liquidity.
  (6) Pro forma FFO may differ from actual cash available for distribution to shareholders because of certain non-cash or non-recurring items included in income for generally accepted accounting purposes which are not adjusted for or eliminated under the NAREIT definition of FFO. These include such items as amortization of premiums or discounts on loan investments, gains from sales of assets, or deferred interest arising from differences between loan accrual and payment rates. Accordingly, FFO is not necessarily indicative of cash available to fund cash needs or to pay dividends to shareholders. (7) Includes a $14.50 per Class A Share distribution paid in November 1993 from the proceeds as a result of the sale of substantially all of the Trust's remaining real estate loan investments.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     In response to comments received from the Securities and Exchange Commission, the Trust hereby amends Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of Part II of the Annual Report by deleting the text thereunder and inserting in lieu thereof the following:

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

ITEM 8.  FINANCIAL STATEMENTS

     In response to comments received from the Securities and Exchange Commission, the Trust hereby amends Item 8. Financial Statements of Part II of the Annual Report by deleting the information thereunder and inserting in lieu thereof the following:


STARWOOD FINANCIAL TRUST
Index to Financial Statements

                                                                                  Page
                                                                                  ----

Report of Independent Accountants                                                   37

Balance Sheets at December 31, 1997 and 1996                                        38

Statements of Operations for each of the three years  in the period ended
December 31, 1997                                                                   39

Consolidated Statements of Changes in Shareholders' Equity
for each of the three years in the period ended December 31, 1997                   40

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 1997                                               41

Notes to Consolidated Financial Statements                                          42

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



Price Waterhouse LLP
New York, NY
March 20, 1998

                            Starwood Financial Trust
                           Consolidated Balance Sheets
                                 (In thousands)




                                                                                         December 31,
                                                                        ------------------------------------------------
                                                                                1997                       1996
                                                                        ------------------------  ----------------------

                                                        ASSETS


Cash and cash equivalents                                               $                296        $               114
Investments                                                                           11,175                      1,774
Mortgage note receivable                                                                   -                      3,707
Deferred transaction costs                                                             1,895                          -
Accrued interest                                                                          58                         56
Other assets                                                                              17                          23
                                                                                      ------                      ------

     Total assets                                                       $             13,441        $             5,674
                                                                                      ======                      ======

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable                                                        $                  -        $                37
Accrued expenses                                                                       1,915                        142
                                                                                      ------                      ------

Total liabilities                                                                      1,915                        179
                                                                                      ------                      ------

Minority Interest                                                                      5,175                       3,917
                                                                                      ------                      ------

Commitments and contingencies                                                              -                          -

Shareholders' equity:
Class A Shares (7,550,000 and 2,550,000 shares  issued and
outstanding, $1.00 par value,  unlimited shares authorized
respectively)                                                                          7,550                      2,550
Class B Shares (3,775,000 and 1,275,000 shares issued and
outstanding, $.01 par value, unlimited shares authorized)                                 38                         13
Net unrealized loss on "available-for-sale"  investments                                (162)                         -
Additional paid in capital                                                            42,228                     42,329
Accumulated undistributed net realized gain  from sale of mortgages                    2,545                      2,545
Accumulated distributions in excess of cumulative net income other
than gain from  sale of mortgages                                                    (45,848)                   (45,859)
                                                                                     -------                    --------

Total Shareholders' equity                                                             6,351                      1,578
                                                                                     -------                    --------
Total liabilities and Shareholders' equity                              $             13,441        $             5,674
                                                                                     =======                    ========

    The accompanying notes are an integral part of the financial statements.

                            Starwood Financial Trust
                      Consolidated Statements of Operations
                      (in thousands except per share data)



                                                                                     Years ended December 31,
                                                              --------------------------------------------------------------
                                                                      1997                1996                1995
                                                              ---------------      --------------      ---------------------

Revenue:
      Interest income from mortgage notes                     $         486       $         166      $            -
      Gain from early loan repayment                                    985                   -                   -
      Interest income from investments                                  410                 312                 145
                                                              ---------------      --------------      ---------------------
      Other income                                                    1,887                 488                 148


            Total revenue


Costs and expenses:
      Interest expense                                                    -                 272                   -
                                                               -------------       ------------       -----------------------
      General and administrative                                         461                639                 283
                                                               -------------       ------------       -----------------------
            Total costs and expenses                                     461                911                 283
                                                               -------------       ------------       -----------------------

Minority Interest                                                     (1,415)              (154)                  -
                                                               -------------       ------------       -----------------------

Net income (loss)                                              $          11       $       (577)      $         (135)
                                                               =============       ============       =======================

Net income (loss) per Class A Share                            $        0.00       $      (0.22)      $        (0.05)
                                                               =============       ============       =======================
Weighted average number of Class A
      Shares outstanding (in thousands)                                7,244              2,550                2,550
                                                               =============       ============       =======================


     The accompanying notes are an integral part of the financial statements.

                                       38

                            Starwood Financial Trust
                  Statements of Changes in Shareholders' Equity
                                 (In thousands)



                                                                                     Accumulated
                                                         Net                         Distributions
                                                         Unrealized                  In Excess of
                                 Class A      Class B    Losses on       Paid-in     Cumulative
                                 Shares       Shares     Investments     Capital     Net Income           Total
                                 ------       ------     -----------     -------     ----------           -----


Balance at January 1, 1995       2,550            13                     42,329        (42,602)           2,290
Net loss                            -              -                          -           (135)            (135)

Balance at December 31, 1995     2,550            13                     42,329        (42,737)           2,155
Net loss                            -              -                         --           (577)            (577)

Balance at December 31, 1996     2,550            13                     42,329        (43,314)           1,578
Exercise of warrants             5,000            25                       (101)             -            4,924
Net unrealized losses                -             -       (162)              -                            (162)
Net income                           -             -                          -             11               11
                                 -----          ----      ------        -------       ---------           -----
Balance of December 31, 1997     7,550            38      $(162)        $42,228       $(43,303)           $6351
                                 =====          ====      ======        =======       =========           =====


    The accompanying notes are an integral part of the financial statements.

                            Starwood Financial Trust
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                       ----------------------------------------------------
                                                                                         Years ended December 31,
                                                                       ----------------------------------------------------
                                                                        1997                 1996                  1995
                                                                        ----                 ----                  ----

Cash flows from operating activities:
Net income (loss)                                                    $    11         $       (577)         $      (135)
Adjustments to reconcile net (loss) increase to cash flows
     from operating activities:
         Minority Interest                                             1,415                  154                    -
         Changes in Assets and Liabilities:
              Decrease (increase) in other receivables                     4                  (54)                   6
              Decrease (increase) in other assets                          -                  110                  (12)
              Increase (decrease) in accounts payable and
                  accrued expenses                                     1,736                  140                  (43)
                                                                     -------          -----------             ---------
         Cash flows provided by (used in) operating activities         3,166                 (227)                (184)
                                                                     -------          -----------             ---------
Cash flows from investing activities:
              Investments in securities                              (31,346)             (19,811)                (165)
              Principal collections of investment securities              80                1,307                  340
              Sale of investment securities                           21,546               17,926                    -
              Principal collections from mortgage notes                3,707                   56                    -

     Cash flows provided by (used in) investing activities            (6,013)                (522)                 175
                                                                     -------          -----------             ---------

Cash flows from financing activities:
         Repayments related to investment security purchases               -              (18,886)                   -
         Borrowings related to investment security purchases               -               18,886                    -
         Increase in deferred transaction costs                       (1,895)                   -                    -
         Exercise of warrants                                          4,924                    -                    -
                                                                     -------          -----------             ---------

         Cash flows provided by financing activities                   3,029                    -                    -
                                                                     -------          -----------             ---------

Increase (decrease) in cash and cash equivalents                         182                 (749)                  (9)
Cash and cash equivalents at beginning of period                         114                  863                  872
                                                                     -------          -----------             ---------
Cash and cash equivalents at end of period                             $ 296          $      114              $    863
                                                                     =======          ===========             =========

Supplemental disclosure of cash flow information:
         Cash paid during the year for interest                        $  -           $      272              $      -
                                                                     =======          ===========             =========
Supplemental disclosure of non cash financing activity:
         Contribution of Note Receivable                               $  -           $    3,763              $      -
                                                                     =======          ===========             =========

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

     On September 26, 1996, the Trust became sole general partner of the newly formed Partnership by contributing $400,000 in cash, in exchange for a 8.05% interest in the Partnership and 400,000 Units. Concurrently, Starwood Mezzanine received a 91.95% limited partnership interest in exchange for contributing to the Partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note valued by the Trust at approximately $4.6 million as of September 30, 1996. Starwood Mezzanine's interest in the Partnership is evidenced by 4,568,944 Units, which were convertible into cash, Class A Shares or a combination of both pursuant an exchange rights agreement. In addition, Starwood Mezzanine has the right to require the Trust to register for public sale, any or all of the Class A Shares in the Partnership issued to it upon the exercise of the Class A Warrant or upon exchange of the Units issued to Starwood Mezzanine. As described in Note 8, the Units were converted to Class A Shares in the first quarter of 1998.

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

Note 7 - Income Taxes

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

Note 8 - Subsequent Events

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

     New Credit Facilities

     On March 18, 1998 the Trust entered into bank credit agreements under which the Trust may currently borrow up to $625.0 million, with up to an additional $175.0 million available, subject to certain conditions, to fund loan originations (including the cash portion of the Recapitalization Transactions described above) and provide working capital to fund new loan originations and for other general corporate purposes. The credit agreement are comprised of a i) a $500.0 million revolving credit facility which bears interest only payable monthly at LIBOR plus 1.5% and with outstanding principal due at maturity on March 13, 2001 and (ii) a $125.0 million Term Loan secured by the properties under long term operating lease which bears interest only payable monthly at LIBOR plus 1.5% and which matures on March 15, 1999. Availability of amounts to borrow under the revolving credit facility is subject to having sufficient assets includable as security under the line under a percentage Borrowing Base calculation. An aggregate of $8.0 million in loan fees relating to these arrangements were paid at closing of the Recapitalization Transactions. These fees will be amortized over the related loan terms.

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

                                    Pro Forma
                             Condensed Balance Sheet
             (In thousands, except for net income per Class A Share)



                                                             As of
                                                       December 31, 1997
                                                       -----------------
Assets:
Real estate investments                                $   1,073,877
Cash and cash equivalents                                      9,198
Other assets                                                  13,601
                                                           ---------
                                                       $   1,096,676
                                                           =========

Debt obligations                                       $     350,000
Other liabilities                                              2,119
Accounts accrued expenses and payable                          2,351
Shareholders equity                                          742,206
                                                           ---------
                                                       $   1,096,676
                                                           =========

                                    Pro Forma
                        Condensed Statement of Operations
             (In thousands, except for net income per Class a Share)


                                                            For the Year Ended
                                                      --------------------------
                                                             December 31, 1997
Revenue:
Interest income                                                   $61,956
Prepayment and Participation Income                                25,137
Rental income                                                      15,311
Other                                                                 887
                                                            -------------
                                                                  103,291
Expenses:
Interest expense                                                   23,151
Depreciation                                                        6,875
General and administrative                                          1,510
Advisory fee                                                        8,143
Other                                                               2,117
                                                            -------------
                                                                  41,796

Pro forma net income                                              $61,495
                                                            =============
Pro forma net income per Class A Share                            $0.20
                                                            =============
Weighted average number of Class A Shares                         314,342
                                                            =============
Outstanding

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


                                                            ------------------------------------------------------------------------
                                                                                  Quarter Ended
1997                                                           12/31/97          9/30/97       6/30/97        3/31/97
----                                                           --------          -------       -------        -------

Revenue                                                     $       1,181   $        246 $          220 $         240
Net income/(loss)                                           $         (14)  $          2 $            5 $          18
Net income/(loss) per Class A Share                         $           0   $          0 $            0 $           0
Weighted average Class A Shares outstanding                          7,550         7,550          7,550         6,328

1996                                                           12/31/96          9/30/96       6/30/96        3/31/96
----                                                           --------          -------       -------        -------
Revenue                                                     $         424   $        35  $          21  $          8
Net loss                                                    $         (75)  $      (246) $         (59) $       (197)
Net loss per Class A Share                                  $       (0.02)  $     (0.10) $       (0.02) $      (0.08)
Weighted average Class A Shares outstanding                          2,550         2,550          2,550            3


                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      STARWOOD FINANCIAL TRUST
                                      Registrant

Date   February 23, 1999              /s/ Jay Sugarman
                                          Jay Sugarman
                                          Chief Executive Officer and President