Form 10-Q/A
period 1998-09-30
STARWOOD FINANCIAL TRUST
filed 1999-02-23
CIK 831972

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

      A substantial portion of the Company's loan investments are subject to significant prepayment protection in the form of lock-outs, yield maintenance provisions or other prepayment premiums which provide substantial yield protection to the Company. Those assets not subject to prepayment penalties include; (i) variable rate mortgages based on LIBOR, acquired at par, which would not result in any gain or loss upon repayment; and (ii) opportunistic loans/loan participations acquired at discounts to face values, which would result in gains upon repayment. Further, while the Company generally seeks to enter into loan investments which provide for substantial prepayment protection, nonetheless, in the event of declining interest rates, the Company could receive such prepayments and may not be able to reinvest such proceeds at favorable returns. Such prepayments, if they occur, could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

      While the Company has not experienced any significant credit losses, delinquencies or defaults, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to the Company which adversely affect its liquidity and operating results. Such delinquencies or defaults, if they occur, could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

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

      There can be no assurance that the profitability of the Company will not be adversely affected during any period as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve certain additional risks such as counter-party credit risk, legal enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. With regard to loss of basis in a hedging contract, indices upon which contracts are priced may be more or less variable than the indices upon which the hedged assets or liabilities are priced, thereby making the hedge less effective. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of nonperformace by these counterparties.
However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet their obligations. There can be no assurance that the Company will be able to adequately protect against the foregoing risks and that the Company will ultimately realize an economic benefit from any hedging contract it enters into which exceeds the related costs incurred in connection with engaging in the hedges.

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

      The Company is currently pursuing certain anticipated long-term fixed rate borrowings and has entered into certain derivative instruments based on U.S. Treasury securities to hedge the potential effects of interest rate movements on these transactions. As of September 30, 1998, the Company had entered into an aggregate notional amount of approximately $232.0 million under such agreements. Approximately $136.0 million of these instruments were entered into in May 1998 and represent fixed rates of approximately 5.8%. The remaining portion or approximately $96.0 million of these instruments were entered into in July 1998 and represent fixed rates of approximately 5.4%. Under these agreements, the Company will generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments will be deferred and amortized over the term of the specific related fixed rate borrowings. No settlements of such contracts or the related forecasted borrowings have yet occurred. The currently forecasted transactions are expected to occur in the first quarter of 1999. In the event that, in the opinion of management, it is no longer probable that the forecasted transactions will occur under terms substantially equivalent to those projected, the Company will cease recognizing such transactions as hedges and immediately recognize related gains or losses based on actual settlement or estimated settlement value. No such gains or losses have been recognized by the Company.

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

      STATE OF READINESS

      The Company has adopted a plan and formed a team of internal and external personnel to address Year 2000 issues. The Company has conducted the discovery and assessment stages on all its in-house systems that could be significantly affected by the Year 2000. The completed assessment indicated that all of the Company's in-house systems are Year 2000 capable. The Company has a 95% economic interest in Starwood Operating, which services third-party mortgages. Starwood Operating has completed the assessment of its systems and implemented all required upgrades and modifications. Starwood Operating is in the process of testing all systems, which process is expected to be completed by the first half of 1999. Year 2000 issues at Starwood Operating are being addressed by the previous owner of the business, which has agreed to indemnify Starwood Operating for any losses relating to Starwood Operating's systems and is contractually obligated to ensure that all such systems are Year 2000 compliant by mid-1999.

      The Company is in the process of communicating with its significant depository institutions, lenders, custodians, vendors, tenants under operating leases and borrowers with which it interfaces to evaluate their Year 2000 readiness and compliance. Approximately 25% of these counterparties have provided written responses to the Company's written questionnaires. To date, the Company is not aware of any such counterparty with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. Other than communicating with its counterparties, the Company has no means of ascertaining whether a given counterparty will be Year 2000 ready. The inability of counterparties to complete their Year 2000 resolution process in a timely manner could materially impact the Company.

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

      The Company has asked substantially all of its significant vendors and service providers to provide reasonable assurances as to those parties' Year 2000 state of readiness. Approximately 25% of these vendors and service providers have provided written responses to the Company's questionnaires. Risks assessments and contingency plans, where required, will be finalized in the first six months of 1999. To the extent that vendors and service providers do not provide satisfactory evidence that their products and services are Year 2000 compliant, the Company will seek to obtain the necessary products and services from alternate sources. There can be no assurance, however, that Year 2000 remediation by vendors and service providers will be available, and any failure of such third parties' systems could have a material adverse impact on the Company's operations. In addition, the failure of borrowers to address Year 2000 issues fully could have a material and adverse effect on their operations and financial condition, which could impact their ability to service the outstanding obligations to the Company, which, in turn, could have a material and adverse effect on the Company's operations and financial position.

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


                                    STARWOOD FINANCIAL TRUST
                                    --------------------------------------------
                                    Registrant

Date   February 23, 1999            /S/ JAY SUGARMAN
                                    --------------------------------------------
                                    Jay Sugarman
                                    Chief Executive Officer and President

Date   February 23, 1999            /S/ SPENCER B. HABER
                                    --------------------------------------------
                                    Spencer B. Haber
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)