Form 10-K
period 1998-12-31
STARWOOD FINANCIAL TRUST
filed 1999-03-31
CIK 831972

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 1-10150
                            ------------------------

                            STARWOOD FINANCIAL TRUST
             (Exact name of registrant as specified in its charter)

                        MARYLAND                                                 95-6881527
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                Identification Number)

       1114 AVENUE OF THE AMERICAS, 27(TH) FLOOR                                   10036
                   NEW YORK, NY 10036                                            (Zip Code)
        (Address of principal executive offices)

                                 (212) 930-9400
              Registrant's telephone number, including area code:

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS:                  NAME OF EXCHANGE ON WHICH REGISTERED:
 Class A Shares of beneficial interest,                American Stock Exchange
            $1.00 par value

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:    None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 12, 1999, the aggregate market value of the Class A Shares of beneficial interest held by non-affiliates(1) of the registrant was approximately $2,361 million, based upon the closing price of $45.00 on the American Stock Exchange composite tape on such date.

    As of March 12, 1999, there were 52,455,951 Class A Shares of beneficial interest of Starwood Financial Trust, $1.00 par value per share, outstanding.

------------------------------

(1) For purposes of this Annual Report only, includes all outstanding Class A Shares other than those held directly by the Registrant's trustees and executive officers.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's definitive proxy statement for the registrant's 1999 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of the Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I

Item 1. Business...........................................................................................           3

Item 2. Properties.........................................................................................          25

Item 3. Legal Proceedings..................................................................................          25

Item 4. Submission of Matters to a Vote of Security Holders................................................          25

PART II

Item 5. Market for Registrant's Equity and Related Share Matters...........................................          26

Item 6. Selected Financial Data............................................................................          27

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations..............          29

Item 7A. Quantitative and Qualitative Disclosures about Market Risk........................................          34

Item 8. Financial Statements and Supplemental Data.........................................................          37

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............          62

PART III

Item 10. Directors and Executive Officers of the Registrant................................................          62

Item 11. Executive Compensation............................................................................          62

Item 12. Security Ownership of Certain Beneficial Owners and Management....................................          62

Item 13. Certain Relationships and Related Transactions....................................................          62

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................          62

SIGNATURES.................................................................................................          65

                                     PART I

ITEM 1. BUSINESS

EXPLANATORY NOTE FOR PURPOSES OF THE "SAFE HARBOR PROVISIONS" OF SECTION 21E OF
  THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED

    Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the Company's current business plan, business strategy and portfolio management. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in the cautionary statements presented under the caption "Factors That May Affect the Company's Business Strategy" in Item 1 of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

GENERAL

    Starwood Financial Trust (the "Company") is a leading specialized finance company that engages in opportunistic lending to the real estate industry by implementing an innovative, value added and entrepreneurial approach to providing investment capital. The Company primarily focuses on providing high yielding mortgage, mezzanine and lease financing to the real estate industry through the origination and acquisition of loans to create superior risk-adjusted returns for its shareholders.

    The Company's capital structure consists of Class A Shares, par value $1.00 per share (the "Class A Shares"), Class B Shares, par value $0.01 per share (the "Class B Shares" and, together with the Class A Shares, the "Shares") and Series A Preferred Shares, par value $0.01 per share (the "Preferred Shares"). The Class A Shares are publicly traded on the American Stock Exchange under the symbol "APT." The Class B Shares are entitled to a 1% economic interest and a 33% voting interest in the Company, and are exchangeable at the option of the holder into Class A Shares at the rate of 49 Class B Shares for each Class A Share. Each of the Shares is entitled to one vote per share. The Preferred Shares have a liquidation value of $50.00 per share, carry a dividend yield of 9.50% per annum, payable quarterly in arrears, and are callable without premium at the Company's option on or after December 15, 2003. On each of December 15, 2005, 2006 and 2007, the dividend rate on the Preferred Shares will increase by 0.25% per annum.

    Effective as of June 18, 1998, the Company (which was originally organized as a business trust under the laws of California) changed its domicile to Maryland by merging with a newly-formed subsidiary organized as a real estate investment trust under Maryland law. As a result of this merger, the Company effectively consummated a one-for-six reverse split of its capital stock. All share numbers and per share amounts included in this Annual Report have been adjusted to reflect the reverse stock split. Prior to March 18, 1998, the Company was known as Angeles Participating Mortgage Trust.

    Although the Company did not qualify as a real estate investment trust (a "REIT") for Federal income tax purposes for its fiscal years 1993 through 1997, it did not incur any material tax liabilities as a result of its operations. As confirmed by a closing agreement with the Internal Revenue Service ("IRS") obtained in March 1998, the Company is eligible to and intends to make an election to be taxed as a REIT for its tax year beginning January 1, 1998.

RECENT TRANSACTIONS

RECAPITALIZATION TRANSACTIONS

    On March 18, 1998, the Company: (i) paid $25.5 million of cash and issued 9,191,333 Class A Shares at a price of $15.00 per share to Starwood Mezzanine Investors, L.P. ("Starwood Mezzanine") in exchange for the contribution by Starwood Mezzanine to the Company of its entire interest in a portfolio of mortgage, mezzanine and partnership loans secured by residential, hotel, office and mixed use real estate and other assets; (ii) paid $324.3 million in cash and issued 41,179,131 Class A Shares at a price of $15.00 per share to Starwood Opportunity Fund IV, L.P. ("SOF IV") in exchange for the contribution by SOF IV to the Company of a portfolio of mortgage loans and leases secured by residential, hotel, office and mixed use real estate and other assets, cash of $17.9 million and rights under certain letters of intent (collectively, the "Recapitalization Transactions"); and (iii) borrowed $350.0 million under a $625.0 million credit facility. Upon consummation of the Recapitalization Transactions, Starwood Mezzanine had a 13.1% voting interest and a 20.6% economic interest in the Company and SOF IV had a 52.4% voting interest and a 78.6% economic interest in the Company.

    In connection with the Recapitalization Transactions: (i) the Company changed its name from Angeles Participating Mortgage Trust to Starwood Financial Trust; (ii) the Company entered into an advisory agreement (the "Advisory Agreement") with Starwood Financial Advisors, L.L.C. (the "Advisor") pursuant to which the Advisor manages the affairs of the Company; (iii) the Declaration of Trust of the Company was amended and restated (as amended and restated, the "Declaration of Trust"); (iv) all of the limited partnership interests in APMT Limited Partnership were exchanged for Class A Shares, which left the Company as the sole partner of the partnership; (v) the partnership was dissolved and all of its assets were distributed to the Company; (vi) the Company's 1996 Trustees' Share Incentive Plan and 1996 Share Incentive Plan were combined, amended and restated into the Starwood Financial Trust 1996 Share Incentive Plan; (vii) the Company entered into several credit facilities, which in the aggregate provided the Company up to approximately $625.0 million in new financing, with up to an additional $175.0 million available, subject to certain conditions, to consummate the Recapitalization Transactions and provide funds for working capital, new loan origination and acquisition and general corporate purposes; and (viii) certain existing agreements were amended and restated. See "Investment Policy" and "Advisory Agreement."

LAZARD TRANSACTION

    On December 15, 1998, the Company consummated: (i) the sale of 4,400,000 Preferred Shares and warrants (the "Warrants") to purchase 6,000,000 Class A Shares to Lazard Freres Real Estate Fund II, L.P. ("Fund II"), Lazard Freres Real Estate Offshore Fund II, L.P. (the "Offshore Fund"), and LF Mortgage REIT (the "Private REIT" and, collectively with Fund II and the Offshore Fund, the "Investors"); and (ii) the acquisition of certain assets (the "Acquired Assets") from Lazard Freres Real Estate Fund L.P. ("Fund I"), Fund II, Prometheus Mid-Atlantic Holding, L.P. ("PMAH"), Pacific Preferred LLC ("Pacific"), Atlantic Preferred II LLC ("Atlantic"), Indian Preferred LLC ("Indian") and Prometheus Investment Holding, L.P. ("PIHLP" and, collectively with Fund I, Fund II, PMAH, Pacific, Atlantic, Indian and PIHLP, the "Sellers"). Such transactions are referred to collectively as the "Lazard Transaction." The Warrants are exercisable on or after December 15, 1999 at a price of $35.00 per share and expire on December 15, 2005.

    The Acquired Assets included eight mortgage and mezzanine loans which were acquired for $238.5 million and are backed by a diverse portfolio of Class A office, multifamily and retail properties located in San Francisco, San Jose, Los Angeles, New York, suburban Washington, D.C., Philadelphia and Pittsburgh. On the date of acquisition, the acquired loans had a weighted average unleveraged yield to maturity of 13.15% and a weighted average maturity of 7.5 years.

    The Company also purchased an 85% senior participation in a portfolio of commercial mortgage-backed securities for $41.8 million. These securities are backed by a pool of ten large balance loans secured by first mortgages on office, multifamily, self-storage, retail, hotel and senior living properties. The Company's 85% interest in the securities is senior to a 15% interest retained by the Sellers. As of the date of acquisition, these securities had a face amount of $54.5 million, were rated "BB" and "B" and carried a weighted average unleveraged yield of 11.66% and a weighted average maturity of 13.5 years.

    In consideration for the Preferred Shares and Warrants, the Investors paid the Company an aggregate of $220.0 million. In consideration for the Acquired Assets, the Company paid the Sellers an aggregate of $280.3 million (including assumed debt). The Company purchased the Acquired Assets with the proceeds from the sale of the Preferred Shares and Warrants, $12.4 million of cash on hand and $47.9 million in existing debt assumed in connection with the transaction.

INVESTMENT POLICY

    The Company's purpose and investment policy is to originate and acquire a diverse portfolio of debt and debt-like interests in real estate or real estate-related assets, including to: (i) originate and acquire mortgage and mezzanine loans collateralized, in whole or in part, by commercial and residential real estate assets; (ii) acquire direct or indirect interests in short- or long-term real estate-related debt securities and mortgage interests, which may include warrants, equity participations or similar rights incidental to a debt investment by the Company; (iii) acquire positions in non-performing and sub-performing debt for the purpose of either restructuring the debt to performing status or converting the debt into equity interests in the underlying assets securing such debt; and (iv) provide credit tenant and net lease financing and invest in similar credit-backed income streams. The Company is restricted from making certain types of investments which may limit its flexibility in implementing its investment policy. See "Policies and Procedures With Respect to Certain Activities-Investment Policies."

    The Company currently originates and acquires loans backed by various types of income-producing commercial and residential real estate, with an emphasis on senior and junior commercial mortgage loans, including mezzanine financing, higher-yielding senior mortgage loans and non-performing or sub-performing loans. The Company has not in the past, and does not currently intend to invest a significant portion of its capital in commercial mortgage-backed securities. A significant portion of the Company's loans are structured so that the Company's investment is subordinate to third-party first mortgage debt but senior to the real estate owner/operator's equity position. The Company does not have any prescribed allocation among investments and the Company could invest all or any portion of its assets in any of the investments described above. The Company's primary investment structures include:

    - MEZZANINE LOANS. The Company intends to continue to take advantage of its historical expertise in providing high-yielding loans that are subordinated to first lien mortgage loans and secured by a second lien mortgage or a pledge of the ownership interest in the borrower ("Mezzanine Loans"). Mezzanine Loans may also take the form of a preferred equity investment in the borrower with substantially similar terms.

    - MORTGAGE LOANS. The Company provides high-yielding first mortgage loans to borrowers in need of flexible, custom-tailored financings. These loans may be short-, medium- or long-term in duration, and may include loans which are not provided by conventional, "securitized" lenders such as commercial and investment banks.

    - DISCOUNT MORTGAGES AND MINORITY PARTICIPATIONS. The Company intends to continue to acquire non-performing and sub-performing debt or minority participations in such loans at a discount for the purpose of restructuring the debt to performing status or negotiating a payoff with the borrower at a price above the Company's basis in the loan.

    - OPERATING LEASES. The Company may acquire properties that are subject to long-term net lease financing arrangements with tenants that the Company believes to be creditworthy. The Company believes that, in many cases, the fixed stream of payments from such leases has similar risk/reward characteristics to other types of mortgage or mezzanine financings originated by the Company.

    The investment and financing policies of the Company and its policies with respect to all other activities, including its growth, debt, capitalization, dividends and operating policies, are determined by the Board of Trustees. Although the Board of Trustees has no present intention to do so, these policies may be amended or revised at any time and from time to time at their discretion, without a vote of the shareholders of the Company. A change in these policies could adversely affect the Company's financial condition, operating results or the market price of the Class A Shares.

    The results of the Company's future operations will be dependent upon the availability of, as well as the Advisor's and management's ability to identify, complete and realize, real estate financing opportunities. It may take considerable time to find and consummate appropriate financing transactions. In general, the availability of desirable financing opportunities and the results of the Company's operations will be affected by the level and volatility of interest rates, conditions in the financial markets, and general economic conditions. No assurances can be given that the Company will be successful in originating or acquiring economically desirable loans or that the loans, once originated or acquired, will maintain their economic desirability.

    In addition to the above investment structures, the Company also develops and acquires businesses that enhance its core business through the creation of strategic relationships or proprietary origination pipelines. For example, the Company, through an unconsolidated/taxable subsidiary, acquired the loan origination and servicing business of Phoenix Realty Securities, Inc. ("Phoenix") in September 1998 and consummated the Lazard Transaction in December 1998. The Company believes that expanding its core business will enable it to capitalize on the consolidation trend in the financial services and real estate industries.

INVESTMENT PORTFOLIO

GENERAL

    The Company's loans are secured by a diverse portfolio of commercial property, including mortgage and partnership loans and leases secured by residential, hotel, office and mixed use real estate and other assets. The following chart shows the breakdown of the Company's portfolio as of December 31, 1998:

LOAN TYPE

                                                                                            GROSS       PERCENTAGE
                                                                                        CARRYING VALUE   OF TOTAL
                                                                                        (IN THOUSANDS)   PORTFOLIO
                                                                                        --------------  -----------
Senior Mortgages......................................................................   $    656,631         32.6%
Subordinated Mortgages................................................................        458,280         22.7
Discount Mortgages....................................................................         86,259          4.3
Partnership Loans / Unsecured Notes...................................................        346,421         17.2
Construction Loans....................................................................         97,819          4.9
Real Estate Under Long-Term Operating Leases..........................................        189,942          9.4
Loan Participations...................................................................         40,877          2.0
Investments in Specialty Finance Joint Ventures.......................................         47,722          2.4
Investments in Unconsolidated Ventures/Servicing......................................         30,104          1.5
Other Real Estate-Related Investments.................................................         62,398          3.0
                                                                                        --------------       -----
    Gross carrying value..............................................................   $  2,016,453        100.0%
                                                                                        --------------       -----
                                                                                        --------------       -----

    None of the Company's assets constitute loans to Starwood Hotels & Resorts and its affiliates and the Company currently expects that none of its business will be attributable to Starwood Hotels & Resorts and its affiliates in the future.

    The following summarizes information relating to concentration and significant terms within the Company's portfolio of loans and other investments as of December 31, 1998, based on gross carrying values:

CONCENTRATION BY SIZE--As of and for the year ended December 31, 1998, no individual tenant or group of affiliated borrowers represented a significant concentration of assets or revenues (i.e., greater than 10%).

CONCENTRATION BY UNDERLYING ASSET/COLLATERAL TYPE

                                                                                            GROSS       PERCENTAGE
                                                                                        CARRYING VALUE   OF TOTAL
                                                                                        (IN THOUSANDS)   PORTFOLIO
                                                                                        --------------  -----------
Office................................................................................   $    756,865         37.5%
Hotel/Resorts.........................................................................        563,958         28.0%
Retail................................................................................        315,048         15.6%
Residential...........................................................................        194,177          9.6%
Other.................................................................................        186,405          9.3%
                                                                                        --------------       -----
    Gross carrying value..............................................................   $  2,016,453        100.0%
                                                                                        --------------       -----
                                                                                        --------------       -----

    For this purpose, the carrying values for certain loans secured by mixed use property were allocated by management based on estimated relative values of the underlying collateral components.

CONCENTRATION BY LOCATION

                                                                                            GROSS       PERCENTAGE
                                                                                        CARRYING VALUE   OF TOTAL
                                                                                        (IN THOUSANDS)   PORTFOLIO
                                                                                        --------------  -----------
California............................................................................   $    543,809         27.0%
New York..............................................................................        248,781         12.3%
Washington............................................................................        222,602         11.0%
Florida...............................................................................        202,208         10.0%
Texas.................................................................................        146,269          7.3%
Illinois..............................................................................        112,301          5.6%
All other states combined.............................................................        435,535         21.6%
Corporate obligations.................................................................        104,948          5.2%
                                                                                        --------------       -----
    Gross carrying value..............................................................   $  2,016,453        100.0%
                                                                                        --------------       -----
                                                                                        --------------       -----

SUMMARY OF RECOURSE PROVISIONS

                                                                                            GROSS       PERCENTAGE
                                                                                        CARRYING VALUE   OF TOTAL
                                                                                        (IN THOUSANDS)   PORTFOLIO
                                                                                        --------------  -----------
Non-recourse--secured by real estate..................................................   $  1,245,660         61.8%
Recourse (including operating lease assets)...........................................        370,468         18.4%
Non-recourse--secured by partnership interests........................................        288,082         14.3%
Corporate obligations.................................................................        112,243          5.5%
                                                                                        --------------       -----
    Gross carrying value..............................................................   $  2,016,453        100.0%
                                                                                        --------------       -----
                                                                                        --------------       -----

SUMMARY OF PREPAYMENT TERMS

                                                                                            GROSS       PERCENTAGE
                                                                                        CARRYING VALUE   OF TOTAL
                                                                                        (IN THOUSANDS)   PORTFOLIO
                                                                                        --------------  -----------
Yield maintenance.....................................................................   $    414,397         20.6%
Lock-out for greater than 70% of original term with
  yield maintenance or other payment premium on a
  substantial portion of remaining term...............................................        249,639         12.4%
Long-term operating lease--generally not pre-payable..................................        189,942          9.4%
Lock-out for greater than 70% of original term,
  payable thereafter without premium..................................................         42,163          2.1%
Other prepayment premiums.............................................................        602,080         29.9%
No significant prepayment protection..................................................        518,232         25.6%
                                                                                        --------------       -----
    Gross carrying value..............................................................   $  2,016,453        100.0%
                                                                                        --------------       -----
                                                                                        --------------       -----

    As of December 31, 1998, the majority of the Company's outstanding loans are subject to substantial prepayment protection in the form of lock-outs, yield maintenance provisions or other prepayment premiums which are expected to provide protection to the Company. Those loans not subject to prepayment penalties generally include: (i) variable-rate mortgages based on LIBOR, acquired at par, which would not result in any gain or loss upon repayment; and
(ii) discount loans or loan participations acquired at discounts to face values, which would result in gains upon repayment.

    The properties underlying the long-term lease may be purchased at fair market value by the lessee in limited circumstances, including catastrophic loss or condemnation of the property.

SUMMARY OF INTEREST CHARACTERISTICS

                                                                                            GROSS       PERCENTAGE
                                                                                        CARRYING VALUE   OF TOTAL
                                                                                        (IN THOUSANDS)   PORTFOLIO
                                                                                        --------------  -----------
Fixed-rate investments................................................................   $  1,435,829         71.2%
Variable-rate investments.............................................................        580,624         28.8%
                                                                                        --------------       -----
    Gross carrying value..............................................................   $  2,016,453        100.0%
                                                                                        --------------       -----
                                                                                        --------------       -----

    For this purpose, fixed-rate investments include the real estate assets under long-term operating lease pursuant to which the Company receives a fixed annual base rental revenue and 7.5% of annual operating revenue for the underlying leased hotels in excess of a defined base amount. Variable-rate loan investments are generally based on 30-day LIBOR and reprice monthly.

SUMMARY OF DELINQUENCIES AND POSSIBLE LOSSES--Starwood Mezzanine and SOF IV have had lending operations since February 15, 1994 and July 3, 1996, respectively, and during those periods through the date of the Recapitalization Transactions had not experienced any significant delinquencies or losses on any loan investment, including the investments contributed to the Company in the Recapitalization Transactions. Although no such issues were identified with respect to specific loan investments contributed, the possibility of delinquencies and losses was considered in evaluating the terms of the Recapitalization Transactions. Since the consummation of the Recapitalization Transactions, the Company has not experienced any significant delinquencies or losses on any loan investment. There can be no assurances that delinquencies or losses will not be experienced by the Company in the future with respect to the contributed investments or other investments originated or acquired by the Company.

SENIOR MORTGAGES

    The Company had approximately $656.6 million of Senior Mortgages outstanding as of December 31, 1998. Senior Mortgages are first mortgage loans secured by a priority interest in the underlying property. While the Company anticipates that its Senior Mortgages will generally be medium- to long-term, the Company may make Senior Mortgages that are short-term in duration. Generally, Senior Mortgages require a balloon payment of principal and interest at maturity.

    The following table sets forth certain information regarding the Company's Senior Mortgages as of March 18, 1998 (the date that the Recapitalization Transactions were consummated) and December 31, 1998 (dollars in thousands):

                                                     AS OF                          AS OF
                                                     MARCH 18, 1998                 DECEMBER 31, 1998
                                                     -----------------------------  -----------------------------
Number of Loans Outstanding........................  8                              12
Number of Borrowers................................  8                              12
Original Balance of Commitment Amount..............  $502,114                       $752,299
Outstanding Balance................................  $445,614                       $658,336
Carrying Value.....................................  $444,250                       $656,631
Original Maturity Dates............................  1999 to 2007                   1999 to 2009
Interest Accrual Rates.............................  Fixed: 8.97% to 16.00%         Fixed: 7.28% to 16.00%
                                                     Variable: LIBOR + 1.25% to     Variable: LIBOR + 1.25% to
                                                     3.25%                          3.25%
Interest Payment Rates.............................  Fixed: 8.00% to 12.00%         Fixed: 7.28% to 12.00%
                                                     Variable: LIBOR + 1.25% to     Variable: LIBOR + 1.25% to
                                                     3.25%                          3.25%
Principal Amortization.............................  Yes                            Yes
Participation Features.............................  Yes                            Yes
Underlying Property Type...........................  Office, Hotel, Mixed Use and   Office, Hotel, Mixed Use,
                                                     Apartment                      Apartment and Retail
Average Loan-to-Value..............................  60%                            65%

    GENERAL. One of the Senior Mortgages permits: (i) accrual of interest on a portion of the principal of such loan, payable at maturity; and (ii) the deferral of certain additional interest payments under certain circumstances. The Senior Mortgages are generally secured by mortgages encumbering real properties comprised of a resort conference center in Westchester County, New York, office buildings in Seattle, Washington, a mixed use complex in New York, New York, office buildings in Houston and Dallas, Texas, an office portfolio in San Diego, California, a residential complex in San Diego, California, a commercial office building in San Francisco, California, a mixed used complex in Boston, Massachusetts, a residential complex in New York, New York, three regional malls in Chicago, Illinois, San Francisco, California and Fort Myers, Florida and certain pledges of partnership interests.

    MATURITY DATE AND PREPAYMENT TERMS. The Senior Mortgages have maturity dates that range from December 1999 to December 2009, with certain extension rights in some cases. Two of the Senior Mortgages are subject to a prepayment lock-out period during which time such loans may not be prepaid. Otherwise, the remaining Senior Mortgages are generally prepayable at specified dates and in specified amounts, subject to certain conditions, including the payment of prepayment penalties based on specified yield maintenance formulas and/or other required costs.

    PARTICIPATING EQUITY INTEREST. Some of the Senior Mortgages require payments based on specified percentages of cash flow, property appreciation and a share of funds maintained in certain reserve accounts.

    LIMITED NON-RECOURSE. The Senior Mortgages are generally non-recourse loans as to which, in the event of a default under such loans, recourse generally may be had only against the collateral, except for certain standard carve-outs. One of the Senior Mortgages is fully recourse against the borrower.

    CROSS-DEFAULT PROVISIONS. Two of the Senior Mortgages are cross-defaulted with certain lines of credit or loans made to the borrower from other lenders.

    GUARANTIES. Some of the Senior Mortgages are supported by certain secured, limited recourse guaranties of payment and performance.

    SUBORDINATE FINANCING. Three of the Senior Mortgages are subject to junior financing in the aggregate original principal amount of $131.9 million which are part of the Subordinate Mortgages and the Discount Mortgages included in the Company's portfolio. One of the other Senior Mortgages may be bifurcated, at the lender's request under certain circumstances, into a senior lien tranche and a junior lien tranche, both of which are part of the Company's portfolio. Currently, both such tranches are secured by a senior mortgage lien.

SUBORDINATED MORTGAGES

    The Company had approximately $458.3 million of Subordinated Mortgages outstanding as of December 31, 1998. Subordinated Mortgages provide financing on commercial property that is subject to first lien mortgage debt. The Company's mezzanine financing may take the form of: (i) subordinated loans, commonly known as second mortgages ("Subordinated Mortgages"); (ii) in the case of loans originated for securitization, partnership loans (also known as pledge loans) ("Partnership Loans/Unsecured Notes"); or (iii) preferred equity investments. For example, on a commercial property subject to a first lien mortgage loan with a principal balance equal to 60% of the value of the property, the Company could lend the owner of the property an additional 15% to 20% of the value of the property. Typically, as security for a Subordinated Mortgage, the owner would pledge to the Company the property subject to the first lien (giving the Company a second lien position that may be subject to an intercreditor agreement). Then the Company would be in a position to take over the operation of the property in the event of a default by the owner. The Company expects that Subordinated Mortgages will generally provide the Company with the right to receive a stated interest rate on the loan balance. In certain instances, the Company may negotiate to receive a percentage of net cash flow or gross revenues from the property, payable to the Company on an on-going basis, and a percentage of any increase in value of the property, payable upon maturity, refinancing of the loan, or the sale of the property, or the Company may otherwise seek terms to allow the Company to charge an interest rate that would provide an attractive risk-adjusted return. See "Partnership Loans/Unsecured Notes" below for a summary of the Company's Partnership Loans/Unsecured Notes.

    The following table sets forth certain information regarding the Company's Subordinated Mortgages as of March 18, 1998 (the date that the Recapitalization Transactions were consummated) and December 31, 1998 (dollars in thousands):

                                      AS OF                                 AS OF
                                      MARCH 18, 1998                        DECEMBER 31, 1998
                                      ------------------------------------  ------------------------------------
Number of Loans Outstanding.........  5                                     13
Number of Borrowers.................  5                                     12
Original Balance of Commitment        $175,375                              $501,874
  Amount............................
Outstanding Balance.................  $155,538                              $445,203
Carrying Value......................  $156,341                              $458,280
Original Maturity Dates.............  2002 to 2007                          1999 to 2007
Interest Accrual Rates..............  Fixed: 10.00% to 15.25%               Fixed: 9.53% to 15.25%
                                                                            Variable: LIBOR + 4.00% to 5.80%
Interest Payment Rates..............  Fixed: 10.00% to 15.25%               Fixed: 9.53% to 15.25%
                                                                            Variable: LIBOR + 4.00% to 5.80%
Principal Amortization..............  Yes                                   Yes
Participation Features..............  Yes                                   Yes
Underlying Property Type............  Office, Hotel & Resort                Office, Hotel, Mixed Use & Retail
Average Loan-to-Value...............  71%                                   74%

    GENERAL. The Subordinated Mortgages bear interest at either fixed or variable rates requiring monthly interest payments and/or specified amortization payments. Under some of the Subordinated Mortgages, if for any month the interest paid is less than a specified amount, the difference shall accrue interest at a specified fixed rate, or cash flow from subsequent months must be deposited into interest accounts to cover previous interest payments that are not paid. The Subordinated Mortgages are secured by mortgages encumbering real properties comprised of 15 hotels located in seven states, fee and ground leasehold interests in a mixed use complex of office, retail and hotel space in Washington, D.C., a hotel in Houston, Texas, office buildings in Houston and Dallas, Texas, New York, New York and Washington, D.C. an office portfolio in San Diego, California, mixed use properties in Boston, Massachusetts and New York, New York, a retail property in Concorde, California, and six hotel properties, five in California and one in Michigan.

    MATURITY DATE AND PREPAYMENT TERMS. The Subordinated Mortgages have maturity dates that range from May 1999 to November 2007, subject to extension in certain cases. Some of the Subordinated Mortgages are subject to prepayment lock-out periods during which time such loans may not be prepaid. At specified periods during the terms of the Subordinated Mortgages, prepayment is generally permitted, subject to certain conditions set forth in the applicable loan documents, including, in some cases, the payment of prepayment penalties based on specified yield maintenance formulas or required internal rates of return.

    LIMITED NON-RECOURSE LOANS. The Subordinated Mortgages are generally non-recourse loans as to which, in the event of a default under such loans, recourse generally may be had only against the collateral, except for certain standard carve-outs.

    EXISTING SENIOR FINANCING. Two of the Subordinated Mortgages are subject to senior financing in the aggregate original principal amount of $217.7 million, which Senior Mortgages are part of the Company's portfolio. The other 11 Subordinated Mortgages are subject to senior financing in the aggregate original principal amount of $205.0 million, which is not part of the Company's portfolio. The rights between senior and junior lenders are generally governed by specified intercreditor agreements which may provide the junior lender with certain notice and cure rights, but otherwise limit the rights and remedies of the junior lender.

    CROSS-DEFAULT PROVISIONS. One of the Subordinated Mortgages is cross-defaulted with certain loans entered into by partners of the borrower for such Subordinated Mortgages.

    GUARANTIES. One of the Subordinated Mortgages is supported by certain secured, limited recourse unconditional guaranty of payment and performance, and other limited guaranties of payment and performance.

    PARTICIPATING EQUITY INTEREST. One of the Subordinated Mortgages requires participation payments, payable with monthly interest payments, based on specified percentages of cash flow and net proceeds generated from the sale or refinancing of the real property securing such loan.

    TAX ASPECTS OF SUBORDINATED MORTGAGES. Subordinated Mortgages secured by mortgages on real property generally constitute qualifying assets and generally generate qualifying income for purposes of the REIT provisions of the Code.

    Under the Code, any amount received or accrued by a REIT, directly or indirectly, with respect to any obligation is generally not included as qualifying interest income if the determination of the amount depends in whole or in part on the income or profits of any person (whether or not derived from property secured by the obligation). Although amounts received by the Company that are determined with reference to the operating income of a borrower generally do not constitute qualifying income for purposes of the Code, certain of such amounts received will constitute qualifying income if the borrower receives substantially all of its gross income from the related property through the leasing of substantially all of its interests in the property, to the extent the amounts received from the borrower are attributable to amounts that would be characterized as qualified rents from real property under the Code. The provisions of the Code regarding the qualification of the Company as a REIT may restrict the Company's ability to originate or acquire certain Subordinated Mortgages. The Board of Trustees will monitor the Company's compliance with the various REIT qualification tests imposed under the Code with respect to investing in Subordinated Mortgages. However, no assurance can be given that the Company will satisfy these tests on a continuing basis.

DISCOUNT MORTGAGES

    As of December 31, 1998, the Company had approximately $86.3 million of loans or minority participations in such loans which were acquired at a discount to face value (collectively, "Discount Mortgages"). The Company believes that Discount Mortgages often represent attractive investments on a total return basis and may present opportunities for the origination of new mortgage loans. Although the period during which the Company will hold Discount Mortgages will vary considerably from asset to asset, the Company believes that most such investments will be held in its portfolio no more than five years.

    The following table sets forth certain information regarding the Company's Discount Mortgages as of March 18, 1998 (the date that the Recapitalization Transactions were consummated) and December 31, 1998 (dollars in thousands):

                                      AS OF                                 AS OF
                                      MARCH 18, 1998                        DECEMBER 31, 1998
                                      ------------------------------------  ------------------------------------
Number of Loans Outstanding.........  2                                     2
Number of Borrowers.................  2                                     2
Original Balance of Commitment        $125,402                              $125,402
  Amount............................
Outstanding Balance.................  $132,429                              $123,683
Carrying Value......................  $80,397                               $86,259
Original Maturity Dates.............  1999 and 2007                         1999 and 2007
Interest Accrual Rates..............  5.00% to 7.00%                        5.00% to 7.00%
Interest Payment Rates..............  5.00% to 7.00%(1)                     5.00% to 7.00%(1)
Principal Amortization..............  Yes                                   Yes
Participation Features..............  Yes                                   Yes
Underlying Property Type............  Office, Hotel and Apartment           Office, Hotel and Apartment
Average Loan-to-Value...............  92%                                   95%

------------------------------

(1) Interest rates apply to outstanding principal balance and not the Company's carrying value of such loans.

    GENERAL. The two loans in this category consist of: (i) debt with an original principal balance of $72.4 million, secured by, among other non-real property collateral, a second lien mortgage encumbering a combination office, hotel and apartment building in Denver, Colorado and a 50% interest in an unconsolidated partnership holding debt with an original principal balance of $79.9 million, secured by a third lien mortgage encumbering the same property; and (ii) subordinate debt with an original principal balance of $54.3 million secured by five office buildings in Seattle, Washington. The Discount Mortgages bear interest at fixed rates. One of the loans has monthly compounding of interest, with payments due on a monthly basis, requiring either monthly interest payments or specified principal payments at certain times during the term thereof when certain specified conditions are satisfied.

    MATURITY DATE AND PREPAYMENT TERMS. The Discount Mortgages have maturity dates ranging from December 1999 to June 2007, with certain rights for extensions. The Discount Mortgages may be prepaid, but where prepayment occurs before a certain specified date, prepayment must be accompanied by certain specified yield maintenance payments.

    RECOURSE LOAN.  The Discount Mortgages are fully recourse to the borrowers.

    REPAYMENT GUARANTY. One of the Discount Mortgages is supported by a repayment guaranty, which guaranty terminates upon payment in full of the associated senior debt or upon judicial foreclosure by or a deed in lieu to the holder of the senior debt.

    BUY/SELL AGREEMENT. One of the Discount Mortgages is subject to the terms of a buy/sell agreement pursuant to which, upon the occurrence of certain events, the borrower under the loan would be required to either agree to buy certain interests or to sell certain interests in the underlying collateral. Specified parties have the rights to elect to exercise the buy/sell right, in which event the non-triggering party must either agree to buy the other party's interest or to sell to the other party the triggering party's interest in the underlying collateral. In the event that the borrower under the loan initiates this latter two-way buy/sell option, it must prepay the $72.4 million the loan in full.

    SENIOR FINANCING AND INTERCREDITOR AGREEMENT. The underlying collateral is subject to senior financing in the aggregate original amount of $65.0 million which is not part of the portfolio and $94.7 million which is part of the Company's portfolio. The rights between senior and junior lenders are generally governed by specified intercreditor agreements which provide for certain cure rights for defaults under such senior financing.

    HOTEL MANAGEMENT. In lieu of a management agreement, the general partner of the borrower under one of the Discount Mortgages acts as a manager of the underlying collateral, and is entitled to receive property management fees, construction management fees, leasing commissions, and reimbursement of certain approved items. All fees are subordinated to the $72.4 million loan in the event of a default thereunder.

PARTNERSHIP LOANS/UNSECURED NOTES

    The Company had approximately $346.4 million of Partnership Loans/Unsecured Notes outstanding as of December 31, 1998. Partnership Loans/Unsecured Notes represent financing on commercial property that is subject to first lien mortgage debt. Typically, as security for its debt to the Company in a Partnership Loan or Unsecured Note, the owner would pledge to the Company either the property subject to the first lien (giving the Company a second lien position that may be subject to an intercreditor agreement) or the limited partnership and/or general partnership interest in the owner. If the owner's general partnership interest is pledged, then the Company would be in a position to take over the operation of the property in the event of a default by the owner. The Company expects that Partnership Loans/Unsecured Notes will generally provide the Company with the right to receive a stated interest rate on the loan balance. In certain instances, the Company may negotiate to receive a percentage of net cash flow or gross revenues from the property, payable to the Company on an on-going basis, and a percentage of any increase in value of the property, payable upon maturity, refinancing of the loan, or the sale of the property, or the Company may otherwise seek terms to allow the Company to charge an interest rate that would provide an attractive risk-adjusted return.

    The following table sets forth certain information regarding the Company's Partnership Loans/ Unsecured Notes as of March 18, 1998 (the date that the Recapitalization Transactions were consummated) and December 31, 1998 (dollars in thousands):

                                      AS OF                                 AS OF
                                      MARCH 18, 1998                        DECEMBER 31, 1998
                                      ------------------------------------  ------------------------------------
Number of Loans Outstanding.........  2                                     13
Number of Borrowers.................  2                                     13
Original Balance of Commitment        $27,300                               $358,585
  Amount............................
Outstanding Balance.................  $27,300                               $342,040
Carrying Value......................  $25,188                               $346,421
Effective Maturity Dates............  2002 and 2004                         2000 to 2008
Interest Accrual Rates..............  Fixed: 11.25% to 15.00%               Fixed: 8.50% to 17.50%
                                                                            Variable: LIBOR + 5.37%
Interest Payment Rates..............  Fixed: 11.25% to 15.00%               Fixed: 8.00% to 15.00%
                                                                            Variable: LIBOR + 5.37%
Principal Amortization..............  No                                    Yes
Participation Features..............  Yes                                   Yes
Underlying Property Type............  Office and Hotel                      Office, Hotel, Residential, and Land
Average Loan-to-Value...............  51%                                   80%

    GENERAL. The Partnership Loans/Unsecured Notes bear interest at fixed rates and require monthly interest payments, and are generally secured by pledges of partnership, membership or stock interests, and certain other non-real property collateral. The real properties owned by the borrowing entities under the

Partnership Loans/Unsecured Notes consist of office properties in New York, New York, Detroit, Michigan, Philadelphia and Pittsburgh, Pennsylvania, residential properties in San Jose, San Francisco, and Los Angeles, California, land in Florida, 21 hotel properties in Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, and Virginia and 16 hotel properties in California, Colorado, Michigan, Ohio, Oregon, Texas and Washington.

    MATURITY AND PREPAYMENT TERMS. The Partnership Loans/Unsecured Notes have effective maturity dates that range from September 2000 to August 2008. Some of these loans are subject to prepayment lock-out periods during which time such loans may not be prepaid. At specified periods during the term of the loans, prepayment is generally permitted, subject to certain conditions, including the payment of prepayment penalties based on specified yield maintenance formulas.

    PARTICIPATING EQUITY INTEREST. Some of the Partnership Loans/Unsecured Notes require participation payments based on specified percentages of cash flow and net proceeds from sales or refinancings generated from properties related to the loans.

    RECOURSE LOAN. The Partnership Loans/Unsecured Notes are either recourse or non-recourse to the personal assets of the borrowing entities, but where a loan is non-recourse, the borrower is personally liable for certain specified carve-outs.

    GUARANTIES. Some of the Partnership Loans/Unsecured Notes are supported by secured or unsecured guaranties, subject to specified recourse limitations as to the guarantor.

    EXISTING SENIOR LOANS ON THE REAL PROPERTY. The real properties owned by the borrowers under the Partnership Loans/Unsecured Loans are subject to third-party senior financing in the aggregate original amount of $1,424.6 million. The rights between senior and junior lenders are generally governed by specified intercreditor agreements.

    TAX ASPECTS OF PARTNERSHIP LOANS/UNSECURED NOTES. Partnership Loans/Unsecured Notes which are not secured by mortgages on real property generally do not constitute qualifying assets or generate qualifying income for purposes of the 75% asset and gross income tests under the Code.

    Under the Code, any amount received or accrued by a REIT, directly or indirectly, with respect to any obligation is generally not included as qualifying interest income if the determination of the amount depends in whole or in part on the income or profits of any person (whether or not derived from property secured by the obligation). Although amounts received by the Company that are determined with reference to the operating income of a borrower generally do not constitute qualifying income for purposes of the Code, certain of such amounts received will constitute qualifying income if the borrower receives substantially all of its gross income from the related property through the leasing of substantially all of its interests in the property, to the extent the amounts received from the borrower are attributable to amounts that would be characterized as qualified rents from real property under the Code. The provisions of the Code regarding the qualification of the Company as a REIT may restrict the Company's ability to originate or acquire certain Partnership Loans/Unsecured Notes. The Board of Trustees will monitor the Company's compliance with the various REIT qualification tests imposed under the Code with respect to investing in Partnership Loans/Unsecured Notes. However, no assurance can be given that the Company will satisfy these tests on a continuing basis.

CONSTRUCTION LOANS

    The Company had approximately $97.8 million of loans to finance construction projects ("Construction Loans") outstanding as of December 31, 1998.

    The following table sets forth certain information regarding the Company's Construction Loans as of March 18, 1998 (the date that the Recapitalization Transactions were consummated) and December 31, 1998 (dollars in thousands):

                                      AS OF                                 AS OF
                                      MARCH 18, 1998                        DECEMBER 31, 1998
                                      ------------------------------------  ------------------------------------
Number of Loans Outstanding.........  2                                     3
Number of Borrowers.................  2                                     3
Original Balance of Commitment        $92,390                               $131,390
  Amount............................
Outstanding Balance.................  $85,471                               $ 93,514
Carrying Value......................  $90,247                               $ 97,819
Original Maturity Dates.............  1999 and 2004                         1999 and 2007
Interest Accrual Rates..............  Fixed: 12.00% to 12.50%               Fixed: 10.30% to 12.50%
Interest Payment Rates..............  Fixed: 10.00% to 12.50%               Fixed: 10.00% to 12.50%
Principal Amortization..............  No                                    Yes
Participation Features..............  No                                    No
Underlying Property Type............  Senior Living, Resort and Conference  Senior Living, Resort and Conference
                                      Center                                Center
Average Loan-to-Value...............  71%                                   74%

    GENERAL. Approximately $36.6 million of the committed amount under the Construction Loan had not yet been funded as of December 31, 1998. The Construction Loans are disbursed in accordance with approved construction disbursement schedules and budgets. The Construction Loans bear interest at fixed rates and require monthly interest payments in specified amounts. Two of the Construction Loans are secured by mortgages encumbering real properties comprised of a recently completed condominium project and a recently completed luxury resort hotel, conference center and beach club, and golf course, both located in Florida, along with certain other partnership and stock collateral. The other Construction Loan is secured by a mortgage encumbering real property comprised of an existing conference center and a to-be-built addition to such facility. One of the Construction Loans is also supported by letters of credit which are subject to return upon the occurrence of certain repayment conditions and thresholds.

    MATURITY DATE AND PREPAYMENT TERMS. The Construction Loans have maturity dates that range from November 1999 to March 2007. Periodically during the term of the Construction Loans, under certain specified conditions, the Construction Loans may be prepaid either in full or in part, or just in full, as applicable, upon the satisfaction of certain specified conditions, including, without limitation, the payment of a specified prepayment fee.

    RESERVES. The Construction Loans require that the borrowers thereunder fund certain reserves from, among other specified funds, all of the cash flow and net sales proceeds generated from the real properties securing the Construction Loans, which reserves are to be used for the payment of interest, certain construction costs, or other operating or capital expenses.

    GUARANTIES. The Construction Loans are supported by repayment and/or completion guaranties. The repayment guaranties range from full repayment to repayment of only certain specified losses. One of the guarantors under one of the Construction Loans has provided a promissory note which will be returned to such guarantor when certain specified funds have been contributed to the reserve established for such Construction Loan.

    SENIOR ENCUMBRANCES. A portion of the real property securing one of the Construction Loans is subject to certain third-party senior mortgages, including portions of the property on which a condominium project has been developed.

REAL ESTATE UNDER LONG-TERM OPERATING LEASE

    GENERAL. Pursuant to the terms of the RLH lease (the "RLH Lease"), Red Lion Hotels, Inc., a Delaware corporation, a wholly-owned subsidiary of Doubletree Corporation ("Tenant"), master leases 17 parcels of real property (the "RLH Properties"), each of which is improved with Doubletree or Red Lion hotels (the "Leased Hotels"). The RLH Lease is absolutely net so that Tenant controls all aspects of the RLH Properties' operations and management, and is required to pay all rents and other sums to or on behalf of the Company, as landlord. The Tenant is required, at its own cost, to replace fixtures, furnishing and equipment ("FF&E") and other fixed assets and operating equipment and inventory as required, which are the property of the Tenant, and to fund an FF&E reserve account. The Tenant is required to indemnify the Company and certain others for all costs and expenses imposed upon or incurred by an indemnified party in connection with the use, alteration, operation, management, condition (including environmental condition and compliance), design, construction, maintenance, repair or restoration of any of the leased premises and the employment of any persons at the leased premises. Promus Hotel Corp., the parent of Doubletree Corporation, has executed a full guaranty of the punctual payment and performance of any and all liabilities and obligations of Tenant arising out of or related to the RLH Lease.

    TERM. The RLH Lease is a long-term lease that extends through 2020, including three automatic five-year extension terms unless a proper termination notice is delivered by the Tenant. The final expiration of the RLH Lease, assuming all extensions, would occur in 2035.

    ORGANIZATION. RLH Partnership, L.P., a Delaware limited partnership, is the fee owner or ground lessee of the RLH Properties. The general partner of RLH Partnership, L.P. is Red Lion G.P., Inc. and the limited partner is SFT/RLH, Inc. ("SFT/RLH"), a wholly-owned subsidiary of the Company. SFT/RLH is also the sole stockholder of Red Lion G.P., Inc. A subsidiary of the Company has a 99% membership interest in RLH Partnership, L.P. and is the controlling entity of the interest.

    BASE AND PERCENTAGE RENT. The Company collects a specified annual base rent payable monthly in arrears and 7.5% of annual operating revenues in excess of a base amount for all of the Leased Hotels. Under certain conditions, Tenant's rent is subject to certain increases if Tenant completes an expansion at any Leased Hotel.

    Certain information relating to the Leased Hotels is summarized as follows:

                                                           FOR THE YEAR ENDED DECEMBER 31, 1998
                                                           -------------------------------------
                                                            NUMBER OF     AVERAGE      AVERAGE
PROPERTY LOCATION                                             ROOMS     DAILY RATE    OCCUPANCY
---------------------------------------------------------  -----------  -----------  -----------
Seattle, Washington......................................         850    $   95.01         76.7%
Salt Lake City, Utah.....................................         497       101.05         78.8%
Sacramento, California...................................         376        69.76         80.3%
San Diego, California....................................         300       105.73         81.1%
Sonoma, California.......................................         245        94.68         64.9%
Medford, Oregon..........................................         186        65.35         63.8%
Boise, Idaho.............................................         182        56.17         78.7%
Pendleton, Oregon........................................         168        62.86         59.2%
Kelso, Washington........................................         162        65.63         53.9%
Vancouver, Washington....................................         160        77.84         65.2%
Durango, Colorado........................................         159        97.32         66.8%
Wenatchee, Washington....................................         149        49.38         74.8%
Coos Bay, Oregon.........................................         143        58.52         65.3%
Eugene, Oregon...........................................         137        63.31         59.3%
Astoria, Oregon..........................................         124        67.90         46.9%
Missoula, Montana........................................          76        48.13         74.1%
Bend, Oregon.............................................          75        55.32         61.1%
                                                           -----------  -----------       -----
  TOTAL/WEIGHTED AVERAGE.................................       3,989    $   81.29         71.5%
                                                           -----------  -----------       -----
                                                           -----------  -----------       -----

LOAN PARTICIPATIONS

    The Company had approximately $40.9 million of loan participations ("Loan Participations") outstanding as of December 31, 1998.

    The following table sets forth certain information regarding the Company's Loan Participations as of March 18, 1998 (the date that the Recapitalization Transactions were consummated) and December 31, 1998 (dollars in thousands):

                                      AS OF                                 AS OF
                                      MARCH 18, 1998                        DECEMBER 31, 1998
                                      ------------------------------------  ------------------------------------
Number of Loans Outstanding.........  3                                     4
Number of Borrowers.................  3                                     4
Original Balance of Commitment        $22,656                               $43,339
  Amount............................
Outstanding Balance.................  $22,534                               $42,450
Carrying Value......................  $12,828                               $40,877
Original Maturity Dates.............  1999 and 2000                         1999 and 2005
Interest Accrual Rates..............  Fixed: 7.13%                          Fixed: 7.13% to 14.00%
                                      Variable: LIBOR + 0.58% to 1.75%      Variable: LIBOR + 0.58%
Interest Payment Rates..............  Fixed: 5.45% to 6.40%                 Fixed: 5.65% to 13.60%
                                      Variable: LIBOR + 0.58% to 1.75%      Variable: LIBOR + 0.58%
Principal Amortization..............  Yes                                   Yes
Participation Features..............  No                                    No
Underlying Property Type............  Hotel and Office                      Hotel and Office
Average Loan-to-Value...............  77%                                   88%

    GENERAL. The Company's interest in each of the Participation Loans is limited to a certain specified participation percentage. The Participation Loans bear interest at either variable rates based on LIBOR plus an additional specified amount, or at fixed rates subject to certain scheduled increases, and require monthly interest payments and/or specified amortization payments. The Participation Loans are secured by mortgages encumbering real properties comprised of office buildings in New York, New York, Rockville, Maryland, Washington, D.C., and Lousiville, Kentucky and a leasehold interest in a hotel in Uniondale, New York, and certain other non-real property collateral.

    MATURITY AND PREPAYMENT TERMS. The Participation Loans have maturity dates that range from May 1999 to May 2005. The Participation Loans may either be prepaid in full or in part without the payment of a prepayment penalty or are not prepayable.

    GUARANTIES. Some of the Participation Loans are supported by either a completion guaranty or a repayment guaranty.

    CO-LENDING ARRANGEMENT. Each of the Participation Loans is subject to the interest of other participants in the loans and the relationship among participating lenders is generally governed by the terms of certain participation or co-lending agreements.

    PARTICIPATING EQUITY INTEREST. One of the Participation Loans requires participation payments upon the sale or refinancing of the real property securing such loan.

SPECIALTY FINANCE JOINT VENTURE LOANS

    The Company entered into a joint venture with Franchise Mortgage Acceptance Company in July 1998 to finance the acquisition and development of small business loans and real estate-related assets. The loans financed by the joint venture ("Specialty Finance Joint Venture Loans") are secured by various specialty finance assets, including golf courses, marinas, funeral homes, restaurants, convenient stores and gas stations. As of December 31, 1998, the Company had made an aggregate investment of $47.3 million in the joint venture.

    The specialty finance market has different characteristics from the commercial real estate industry. The assets securing loans in this market generally have stable valuations and the operator/franchisee is a key factor in the success of the franchise. Typically, the lender will provide financing for a higher percentage of the value of the real property collateral based upon appraisals of the enterprise value of the operator's business and related real estate assets from nationally-recognized appraisers. Such enterprise value typically exceeds the value of the real estate collateral alone.

    The Company had approximately $47.7 million of Specialty Joint Venture Loans outstanding as of December 31, 1998.

    The following table sets forth certain information regarding the Company's Specialty Joint Venture Loans as of March 18, 1998 (the date that the Recapitalization Transactions were consummated) and December 31, 1998 (dollars in thousands):

                                                    AS OF            AS OF
                                                    MARCH 18, 1998   DECEMBER 31, 1998
                                                    ---------------- -------------------------
Number of Loans Outstanding.......................  --               10
Number of Borrowers...............................  --               7
Original Balance of Commitment Amount.............  $--              $50,400
Outstanding Balance...............................  $--              $50,200
Carrying Value....................................  $--              $47,722
Original Maturity Dates...........................  N/A              2000 to 2018
                                                                     Fixed: 8.14% to
Interest Accrual Rates............................  N/A              9.45%
                                                                     Variable: LIBOR
                                                                       + 3.75% to 4.50%
                                                                     Fixed: 8.14% to
Interest Payment Rates............................  N/A              9.45%
                                                                     Variable: LIBOR
                                                                       + 3.75% to 4.50%
Principal Amortization............................  N/A              Yes
Participation Features............................  N/A              No
Underlying Property Type..........................  N/A              Various
Average Loan-to-Value.............................  N/A              75%

OTHER REAL ESTATE-RELATED INVESTMENTS

    The Company also pursues a variety of other commercial real estate investments that complement its core business and allow it to meet the needs of its customers. These other types of investments may include subordinated interests, real estate-related secured or unsecured debt securities, foreign real estate-related financings, and other types of financings. The Company intends to pursue such investments on an opportunistic basis.

    As of December 31, 1998, the Company's other real estate-related investments were publicly-traded bonds of two issuers with a market value of approximately $47.5 million, one of which matures in May 2002 and carries a coupon of 12.75% per annum and the other of which matures in March 2007 and carries a coupon of 12.50%. Both bonds pay semi-annually.

SERVICING

    In September 1998, Starwood Operating, Inc. (collectively with its subsidiaries "Starwood Operating"), a taxable corporation that is not consolidated with the Company for financial reporting or tax purposes, acquired the loan origination and servicing business of Phoenix. The Company owns all of the preferred stock and a 95% economic interest in the Starwood Operating. Starwood Operating serviced loans with an outstanding balance of approximately $3.2 billion as of December 31, 1998.

    Starwood Operating is approved as a Master Servicer by Standard & Poor's Rating Services for commercial loans serviced by Starwood Operating for third-party clients as of December 31, 1998.

    The following table sets forth the number and amount of loans serviced by Starwood Operating for third-party clients as of December 31, 1998.

Loans Serviced:
Number........................         238
Amount (in thousands).........  $1,200,000

    Starwood Operating generally does not purchase the rights to service loans for others. Capitalized servicing rights amounted to $2.0 million as of December 31, 1998. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights", the Company amortizes mortgage servicing rights over the estimated weighted average life of the loan and periodically evaluates its mortgage servicing rights for impairment based on the fair value of those rights, which is recognizable through a valuation analysis.

ADVISORY AGREEMENT

    Pursuant to the Advisory Agreement, the Advisor manages the affairs of the Company, subject to the Company's purpose and investment policy, its investment restrictions and the directives of the Board of Trustees. The services provided by the Advisor include: (i) identifying financing opportunities for the Company;
(ii) advising the Company with respect to and effecting acquisitions and dispositions of the Company's loans; (iii) monitoring, managing and servicing the Company's loan portfolio; and (iv) arranging debt financing for the Company. The Advisor will not act in a manner that is inconsistent with the express direction of the Board of Trustees and reports to the Board of Trustees and the officers of the Company with respect to its activities. The Advisor is not responsible for the administration of the Company.

    The Company pays the Advisor a quarterly base management fee of 0.3125% (1.25% per annum) of the "Book Equity Value" of the Company determined as of the last day of each quarter but estimated and paid in advance subject to recomputation. "Book Equity Value" is generally defined as the excess of the book value of the assets of the Company over all liabilities of the Company.

    In addition, the Company pays the Advisor a quarterly incentive fee of 5.00% of the Company's "Adjusted Net Income" during each quarter that the Adjusted Net Income for such quarter (restated and annualized as a rate of return on the Company's Book Equity Value for such quarter) equals or exceeds the "Benchmark BB Rate." "Adjusted Net Income" is generally defined as the Company's gross income less the Company's expenses for the applicable quarter (including the base fee for such quarter but not the incentive fee for such quarter). In calculating both Book Equity Value and Adjusted Net Income, real estate-related depreciation and amortization (other than amortization of financing costs and other prepaid expenses to the extent such costs and prepaid expenses have previously been booked as an asset of the Company) are not deducted. In addition, debt that is exchangeable or convertible into equity securities is not treated as a liability of the Company if the value of the equity securities into which such debt obligation is convertible equals or exceeds the outstanding balance of such debt obligation and the interest expense of such debt is not included as an expense and, thus, does operate to reduce the Company's gross income. The Advisor is also reimbursed for certain expenses it incurs on behalf of the Company.

    Because payment of both the base fee and the incentive advisory fees commenced 90 days after the consummation of the Recapitalization Transactions, fees were recognized ratably over the period from March 18, 1998 through December 31, 1998. The operating results of the Company for such period were greater than they would have been had the advisory fee not been deferred.

    The Company may be subject to conflicts of interest with the Advisor because the incentive fee, which is based on the Company's income, may create an incentive for the Advisor to recommend investments with greater income potential, which may be riskier and more speculative, than would be the case if the fee did not include a performance-related component.

    The Advisory Agreement has an initial term of three years subject to automatic renewal for one-year periods unless the Company has been liquidated or a Termination Event (as defined in the Advisory Agreement and which generally includes violations of the Advisory Agreement by the Advisor, a bankruptcy event of the Advisor or the imposition of a material liability on the Company as a result of the Advisor's bad faith, willful misconduct, gross negligence or reckless disregard of duties) has occurred and is continuing. In addition, the Advisor may terminate the Advisory Agreement on 60 days' written notice to the Company and the Company may terminate the Advisory Agreement upon 60 days' written notice if a Termination Event has occurred or if the decision to terminate is based on an affirmative vote of the holders of two thirds or more of the voting shares of the Company at the time outstanding.

    The Company is dependent on the services of the Advisor and its officers and employees for the successful execution of its business strategy. The Company is subject to the risk that the Advisor might terminate the Advisory Agreement to the extent that no suitable replacement were found to manage the affairs of the Company. Messrs. Sternlicht, Sugarman, Dishner, Eilian and Kleeman, each a Trustee of the Company, directly or indirectly, collectively own a substantial economic and voting interest in the Advisor, which is a recently-formed entity. Mr. Sternlicht, Chairman of the Board of Trustees of the Company, is also chairman of the Advisor and Mr. Sugarman, Chief Executive Officer, President and Trustee of the Company, is also chief executive officer and president of the Advisor.

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

    The following is a description of certain investment, financing and other policies of the Company. Subject to the Declaration of Trust, these policies may be amended or revised from time to time without the approval of the Company's shareholders.

    INVESTMENT POLICIES. The Company believes that it will not be, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act. The Investment Company Act generally exempts entities that are "primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (collectively, "Qualifying Interests"). The Company intends to rely on current interpretations by the staff of the Securities and Exchange Commission ("SEC") in an effort to qualify for this exemption. To comply with the foregoing guidance, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets. Generally, the Senior Mortgages and certain of the Subordinated Mortgages in which the Company may invest constitute Qualifying Interests.

    The Company is restricted from making certain types of investments which may limit its flexibility in implementing its investment policy. Specifically, without the amendment, termination or waiver of provisions of certain non-competition agreements between Starwood Capital Group, L.P. and Starwood Hotels & Resorts, the Company is prohibited from: (i) making investments in loans collateralized by hotel assets where it is anticipated that the underlying equity will be acquired by the debtholder within one year from the acquisition of such debt; (ii) acquiring equity interests in hotels (other than acquisitions of warrants, equity participations or similar rights incidental to a debt investment by the Company or that are acquired as a result of the exercise of remedies in respect of a loan in which the Company has an interest); or (iii) selling or contributing to or acquiring any interests in Starwood Hotels & Resorts, including debt positions or equity interests obtained by the Company under, pursuant to or by reason of the Company's ownership of debt positions.

    Subject to the limitations on ownership of certain types of assets and the gross income tests imposed by the Code, the Company also may invest in the securities of other REITs, other entities engaged in real estate activities or other issuers, including for the purpose of exercising control over such entities.

    FINANCING POLICIES. As a general policy, the Company intends to limit its total consolidated indebtedness incurred so that at the time any debt is incurred, the Company's debt-to-equity ratio (on a book value basis) does not exceed 2.0-2.5 to 1.0. The Company's Declaration of Trust does not, however, limit the amount or percentage of indebtedness that the Company may incur. In addition, the Company may from time to time modify its debt policy in light of current economic conditions, relative costs of debt and equity capital, market values of its properties, general conditions in the market for debt and equity securities, fluctuations in the market price of its Class A Shares, growth and acquisition opportunities and other factors. Accordingly, the Company may increase or decrease its debt-to-equity ratio beyond the limits described above. If these policies were changed, the Company could become more highly leveraged, resulting in an increased risk of default on its obligations and a related increase in debt service requirements that could adversely affect the financial condition and results of operations of the Company and the Company's ability to make distributions to shareholders.

    Although the Company will consider factors other than book value in making decisions regarding the incurrence of debt (such as its interest coverage and fixed charge coverage ratios), there can be no assurance that the debt-to-equity, or any other measure of leverage, at the time the debt is incurred or at any other time will be consistent with any particular level of distributions to shareholders.

    To the extent that the Board of Trustees decides to obtain additional capital, the Company may raise such capital through additional equity offerings (including offerings of preferred or convertible securities), debt financings or retention of cash available for distribution (subject to provisions in the Code concerning taxability of undistributed REIT income), or a combination of these methods. The Company presently anticipates that any additional borrowings would be made directly or through operating subsidiaries. Borrowings may be unsecured or may be secured by any or all of the assets of the Company or any existing or new asset-owning subsidiary and may have full or limited recourse to all or any portion of the assets of the Company or any existing or new asset-owning subsidiary. Indebtedness incurred by the Company may be in the form of bank borrowings, purchase money obligations to sellers of properties, publicly- or privately-placed debt instruments or financing from institutional investors or other lenders. The proceeds from any borrowings by the Company may be used for working capital, to refinance existing indebtedness or to finance the origination or acquisition of additional loans, and for the payment of distributions.

    UNDERWRITING POLICY AND PROCEDURES. The Company manages credit risk through its underwriting procedures, centralized approval of individual transactions and active portfolio and account management. As part of its underwriting process, the Company reviews historical and projected financial information relating to the properties underlying its loan investments and related borrowers, analyzes loan-to-value, debt service coverage and other financial ratios, reviews market feasibility and other demographic and economic information, and assesses the structural characteristics of the proposed loans. The primary focus of the Company's management of credit risk is on the financial performance, sufficiency and credit quality of the collateral underlying the Company's loans and the ability of the related borrower to meet interest and principal payments on such loans. Credit risk is also actively managed through portfolio diversification by industry, geographic region and individual borrower exposure, as well as the regular monitoring of collateral performance through intensive servicing and asset management procedures.

    INTEREST RATE MANAGEMENT TECHNIQUES. The Company has engaged in and will continue to engage in a variety of interest rate management techniques for the purpose of managing the effective maturity or interest rate of its assets and/or liabilities. These techniques also may be used to attempt to protect against declines in the market value of the Company's assets resulting from general trends in debt markets. Any such transaction is subject to risks and may limit the potential earnings on the Company's investments in real estate-related assets. Such techniques include interest rate swaps (the exchange of fixed-rate payments for floating-rate payments) and interest rate caps. The Company uses interest rate swaps and interest rate caps to hedge mismatches in interest rate maturities, to reduce the Company's exposure to interest rate fluctuations and to provide more stable spreads between investment yields and the rates on its financing sources. Amounts arising from the differential are recognized as an adjustment to interest income related to the earning assets or liabilities.

    POLICIES WITH RESPECT TO OTHER ACTIVITIES. At all times, the Company intends to make investments in a manner consistent with the requirements of the Code for the Company to qualify as a REIT unless, because of changing circumstances or changes in the Code (or in Treasury Regulations), the Company's Board of Trustees, with the consent of the holders of a majority of the outstanding voting shares, determines that it is no longer in the best interests of the Company to qualify as a REIT.

COMPETITION

    The Company is engaged in a highly competitive business. In originating and acquiring assets, the Company competes with numerous public and private companies, including other finance companies, REITs, mortgage banks, pension funds, savings and loan associations, insurance companies, institutional investors, investment banking firms and other lenders and industry participants, as well as individual investors. In addition, there are several finance companies and REITs with investment objectives similar to the Company, and others may be organized in the future. The existing participants and potential new entrants compete with the Company for the available supply of investments suitable for origination or acquisition by the Company as well as equity capital and thereby may adversely affect the market price of the Class A Shares. In addition, adverse publicity affecting this sector of the capital markets or significant operating failures of competitors may adversely affect the market price of the Class A Shares. Certain of the Company's competitors are larger than the Company, have longer operating histories, may have access to greater capital and other resources, may have management personnel with more experience than the officers of the Company, and may have other advantages over the Company in conducting certain businesses and providing certain services.

REGULATION

    The operations of the Company are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. The Company is also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans.

    In the judgment of management, existing statutes and regulations have not had a material adverse effect on the business conducted by the Company. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon the future business, financial condition or results of operations or prospects of the Company.

    The Company intends to make an election to be taxed as a REIT under Section 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax if it distributes at least 95% of its taxable income for each year to its shareholders. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.

    Although the Company did not qualify as a REIT for its fiscal years 1993 through 1997, it received a written agreement from the IRS confirming its agreement that the Company is eligible to make an election under Section 856(c)(1) of the Code to be taxed as a REIT for its taxable year ending December 31, 1998.

FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS STRATEGY

    The implementation of the Company's business strategy and investment policies are subject to certain risks, including the effect of economic and other conditions on property values, the general illiquidity of real estate investments, the risks of default in respect of mortgage or other debt covenants (and risks attendant thereto, such as delays frequently encountered by lenders in enforcing remedies or in gaining control over the real estate collateral), the abilities of the properties collateralizing debt instruments held by the Company or properties which are owned by the Company to generate revenues sufficient to meet operating expenses and to pay scheduled debt service, the risk that prepayment restrictions may be insufficient to deter prepayments, the existence of junior mortgages that may affect the Company's rights, the effect of competition from properties owned by others, liability associated with uninsurable losses and unknown environmental liabilities.

EMPLOYEES

    As of December 31, 1998, the Company had no employees.

ITEM 2. PROPERTIES.

    The Company's principal executive and administrative offices are located at 1114 Avenue of the Americas New York, NY 10036, 27th floor. Its telephone number, general facsimile number and e-mail address are (212) 930-9400, (212) 930-9494 and sftny.com, respectively. The lease for the Company's office space expires in February 2010. The Company believes that this office space is suitable for its operations for the foreseeable future. The Company also maintains a regional office in Hartford, Connecticut.

    See also Item 1--"Investment Portfolio--Real Estate Under Long-Term Operating Lease" for real estate assets held by the Company for investment purposes.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is not a party to any material litigation or legal proceedings, or to the best of its knowledge, any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on its results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY AND RELATED SHARE MATTERS.

    The Class A Shares are traded on the American Stock Exchange under the symbol "APT". All of the Class B Shares are held by B Holdings, L.L.C., a company controlled by affiliates of the general partners of Starwood Mezzanine and SOF IV. There is no established public trading market for the Class B Shares. All of the Preferred Shares are held by private investment funds and there is no established public trading market for such shares.

    The following table sets forth the high and low closing sales prices of the Company's Class A Shares for the quarters ended 1998 and 1997.

QUARTER ENDED                                                                   HIGH(1)    LOW(1)
------------------------------------------------------------------------------- -------    -------
December 31, 1998.............................................................. $80 1/4    $45 1/4
September 30, 1998............................................................. $59 1/4    $35 1/2
June 30, 1998.................................................................. $56        $26 1/4
March 31, 1998................................................................. $36 3/4    $27 3/8
December 31, 1997.............................................................. $36 3/4    $22 1/2
September 30, 1997............................................................. $26 5/8    $13 1/2
June 30, 1997.................................................................. $18 3/4    $15 3/8
March 31, 1997................................................................. $23 5/8    $ 9 3/8

------------------------------

(1) As adjusted for a one-for-six reverse stock split effective June 19, 1998.

    On March 12, 1999, the closing sale price of the Class A Shares as reported by the American Stock Exchange was $45.00. The Company had approximately 1,559 holders of Class A Shares as of March 12, 1999.

    The Company did not declare any dividends for the period from November 19, 1993 through the date of the Recapitalization Transactions. In order to maintain its qualifications as a REIT, the Company intends to make regular quarterly dividends to its shareholders that, on an annual basis, will represent at least 95% of its taxable income (which may not necessarily equal net income as calculated in accordance with generally accepted accounting principles), determined without regard to the deduction for dividends paid and excluding any net capital gains.

    Pursuant to the Company's Declaration of Trust, the holders of the Preferred Shares are entitled to a 9.50% dividend per annum (the "Preferred Dividend"). Unless all accumulated, accrued and unpaid dividends through the end of any dividend period with respect to the Preferred Shares are paid in full, the Company may not pay or set aside for payment any dividends on the Class A Shares or Class B Shares. Any taxable income remaining after the distribution of Preferred Dividends and the regular quarterly or other dividends will be distributed annually to the holders of the Class A and Class B Shares on or prior to the date of the first regular quarterly divided payment date of the following taxable year. The dividend policy with respect to the Class A Shares and Class B Shares is subject to revision by the Board of Trustees. All distributions in excess of the Preferred Dividends or those required for the Company to maintain its REIT status will be made by the Company at the sole discretion of the Board of Trustees and will depend on the taxable earnings of the Company, the financial condition of the Company, and such other factors as the

Board of Trustees deems relevant. The Board of Trustees has not established any minimum distribution level. The following table sets forth the dividends paid or declared by the Company on its Class A Shares.

                                                                  STOCKHOLDER         DIVIDEND/
QUARTERLY PERIOD ENDED                                            RECORD DATE           SHARE
-----------------------------------------------------------  ----------------------  -----------
June 30, 1998..............................................  June 30, 1998            $    0.35
September 30, 1998.........................................  October 15, 1998         $    0.38
December 31, 1998..........................................  December 31, 1998        $    0.41(1)

------------------------------

(1) A portion of this quarterly dividend (approximately $0.29 per share) will be treated as income to shareholders of record in 1998, and the remainder will be treated as 1999 income.

    The Company also declared dividends aggregating $929,000 on its Preferred Shares for the period from December 15, 1998 through December 31, 1998, payable on January 15, 1999. Further, it declared and paid dividends aggregating $185,000, $201,000, and $217,000, respectively, to the holders of the Class B Shares in connection with the June 30, September 30, and December 31, 1998 quarterly dividends to the holders of the Class A Shares.

    Distributions to shareholders will generally be taxable as ordinary income, although a portion of such dividends may be designated by the Company as capital gain may constitute a tax-free return of capital. The Company annually furnishes to each of its shareholders a statement setting forth the distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.

    On June 18, 1998, the Company issued 687 Class A Shares upon exercise of certain options previously issued to former Trustees of the Company. The exercise price of the options was $15.00 per share. The shares were issued to accredited investors and did not involve a public offering. The offering was therefore exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. As required by the Company's Declaration of Trust, on the same day, 344 Class B Shares were issued to the current holders of the Class B Shares for a price of $0.01 per share.

    On December 15, 1998, the Company consummated the Lazard Transaction, pursuant to which it sold 4,400,000 Preferred Shares and Warrants to purchase 6,000,000 Class A Shares to the Investors for an aggregate price of $220.0 million. The Warrants have an exercise price of $35.00 per share which expire on December 15, 2005. The Preferred Shares and Warrants were issued to accredited investors and did not involve a public offering. The offering was therefore exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 6. SELECTED FINANCIAL DATA.

    Prior to the consummation of the Recapitalization Transactions on March 18, 1998, the Company did not have substantial capital resources or lending operations. Therefore, the following selected financial data relating to the Company's historical financial information as of and for the years ended December 31, 1997, 1996, 1995, and 1994 and for the period from January 1, 1998 through March 18, 1998 does not reflect the current operations of the Company as a well capitalized, specialized finance company operating in the commercial real estate industry.

    For these reasons, the Company believes that the following information is not indicative of the Company's current business and should be read in conjunction with the discussions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                    YEARS ENDED DECEMBER 31,
                                                                     ------------------------------------------------------
                                                                        1998       1997       1996       1995       1994
                                                                     ----------  ---------  ---------  ---------  ---------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Interest income....................................................  $  112,914  $     896  $     478  $     145  $     296
Operating lease income.............................................      12,378         --         --         --         --
Other income.......................................................       2,804        991         10          3         --
                                                                     ----------  ---------  ---------  ---------  ---------
Total revenue......................................................     128,096      1,887        488        148        296
                                                                     ----------  ---------  ---------  ---------  ---------
Interest expense...................................................      44,697         --        272         --        270
Depreciation and amortization......................................       4,287         --         --         --         --
General and administrative expense.................................       2,583        461        639        283        356
Advisory fee.......................................................       7,837         --         --         --         --
Provision for possible credit losses...............................       2,750         --         --         --         --
Stock option compensation expense..................................       5,985         --         --         --         --
                                                                     ----------  ---------  ---------  ---------  ---------
Total expenses.....................................................      68,139        461        911        283        626
                                                                     ----------  ---------  ---------  ---------  ---------
Net income (loss) before minority interest.........................      59,957      1,426       (423)      (135)      (330)
Minority interest (1)..............................................         (54)    (1,415)      (154)        --         --
                                                                     ----------  ---------  ---------  ---------  ---------
Net income (loss)..................................................  $   59,903  $      11  $    (577) $    (135) $    (330)
                                                                     ----------  ---------  ---------  ---------  ---------
Earnings per Class A Share (2).....................................  $     1.40  $    0.00  $   (1.34) $   (0.30) $   (0.78)
                                                                     ----------  ---------  ---------  ---------  ---------
                                                                     ----------  ---------  ---------  ---------  ---------
SUPPLEMENTAL DATA:
Dividends declared on Preferred Shares.............................  $      929  $      --  $      --  $      --  $      --
Dividends declared on Class A and B Shares.........................      60,343         --         --         --         --
Dividends declared per Class A Share...............................        1.14         --         --         --         --
Funds from operations (3)(4).......................................      63,261      1,426       (423)      (135)      (330)
Cash flows from:
  Operating activities.............................................      54,915      1,271       (227)      (184)      (397)
  Investing activities.............................................  (1,271,309)    (6,013)      (522)       175     (1,371)
  Financing activities.............................................   1,226,208      4,924         --         --        101

                                                                                       AS OF DECEMBER 31,
                                                                     ------------------------------------------------------
                                                                        1998       1997       1996       1995       1994
                                                                     ----------  ---------  ---------  ---------  ---------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Loans and other investments, net...................................  $2,013,703  $      --  $      --  $      --  $      --
Total assets.......................................................   2,059,616     13,441      5,674      2,194      2,372
Debt obligations...................................................   1,055,719         --         --         --         --
Minority interest..................................................          --      5,175      3,917         --         --
Shareholders' equity...............................................     970,728      6,351      1,578      2,155      2,290

------------------------------
(1) Represents a minority interest in APMT Limited Partnership which was converted into Class A Shares on March 18, 1998, the date the partnership was liquidated and terminated.

(2) Earnings per Class A Share is calculated based on the weighted average shares outstanding during each of the periods after deduction for dividends on the Preferred Shares and the Class B Shares' 1% interest.

(3) Management generally considers funds from operations ("FFO") to be one measure of the financial performance which provides a relevant basis for comparison among REITs and is presented to assist investors in analyzing the performance of the Company. In 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. FFO, as defined by NAREIT, is income (loss) before minority interest (determined in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indication of the Company's financial performance nor an alternative to cash flows from operating, investing, and financing activities as measures of liquidity.

(4) Because of certain non-cash or non-recurring items included in income for generally accepted accounting purposes, which are not adjusted for or eliminated under the NAREIT definition of FFO, FFO may differ from actual cash available for distribution to shareholders. These items include amortization of premiums or discounts on loan investments, provisions for possible credit losses, gains from sales of assets, or deferred interest arising from differences between loan accrual and payment rates. Accordingly, FFO is not necessarily indicative of cash available to fund cash needs or to pay dividends to shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    Prior to the Recapitalization Transactions (described in Note 4 to the Company's consolidated financial statements), the Company's primary source of cash during 1997 was from income earned on its interest in the participation certificates in a mortgage note secured by an interest in the Warwick Hotel and certain investments in government or government-sponsored securities, as well as short-term cash investments. On October 1, 1997, the Warwick Hotel note was repaid and the $4.5 million of proceeds were invested in government securities and other short-term real estate investments.

    On September 26, 1996, the Company became sole general partner of APMT Limited Partnership (see Notes 1 and 4 to the Company's consolidated financial statements) by contributing $400,000 in cash in exchange for a 8.05% interest in the partnership. Starwood Mezzanine became the 91.95% limited partner by contributing to the partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note, valued by the Company at approximately $4.6 million at the time of contribution. Starwood Mezzanine's units were converted into Class A Shares on March 18, 1998 on a one-for-one basis and the partnership was dissolved.

    On January 22, 1997, Starwood Mezzanine exercised its rights under a warrant (see Note 4 to the Company's financial statements) to acquire 833,333 Class A Shares. In addition, SAHI, Inc. exercised its rights under the warrant (see Note
4) to acquire 416,667 Class B Shares. As a result of the exercise of warrants to purchase Class A and B Shares in January 1997, the Company's capital increased by approximately $5.0 million, and the resulting funds were used to purchase short-term government securities (See Note 4).

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

    Prior to the consummation of the Recapitalization Transactions, the Company's assets primarily consisted of approximately $11.0 million in short-term, liquid real estate investments, cash and cash equivalents.

    The Company consummated the Lazard Transaction on December 15, 1998 by purchasing $280.3 million in real estate loans and participation interests and selling $220.0 million of Preferred Shares and warrants to purchase Class A Shares.

    The Recapitalization Transactions, the Lazard Transaction and other related transactions have materially impacted the operations of the Company and will continue to impact the Company's future operations. Accordingly, the reported historical financial information for periods prior to the Recapitalization Transactions is not believed to be indicative of the Company's future operating results or financial condition.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    During fiscal year 1998, total revenue increased by approximately $126.2 million over total revenue for fiscal year 1997. This increase is a result of the interest generated by the loans and other investments contributed in the Recapitalization Transactions, as well as approximately $1.0 billion of other loan investments newly-originated or acquired by the Company during 1998, and an additional $16.5 million funded under existing loan commitments. The increase was partially offset by principal repayments of approximately $103.9 million made to the Company during fiscal year 1998. Included in other income for fiscal year 1998 are fees associated with the repayment of two first mortgage loans aggregating approximately $1.2 million, a gain of approximately $0.9 million resulting from the repayment of a $2.8 million loan participation which had been acquired at a discount, and approximately $600,000 in additional revenue from certain cash flow participation features on two of the Company's loan investments. In 1997, a gain of approximately $1.0 million was recognized in other income on the early repayment of a loan acquired at a discount.

    The increase in the Company's total costs and expenses during fiscal year 1998 compared to fiscal year 1997 is primarily due to the expense associated with the issuance to the Advisor of options to acquire approximately 2.5 million of the Company's Class A Shares (see Note 11 to the Company's consolidated financial statements) as well as interest expense on the borrowings under the revolving credit facilities and other borrowings used to fund the Company's loan origination and acquisition activities. Additionally, general and administrative costs associated with the implementation of the Company's new business plan and advisory fee expenses under the Advisory Agreement increased the Company's total costs and expenses during fiscal 1998.

    The Company believes that because of the significant expansion of the scope of its operations following the Recapitalization Transactions which occurred on March 18, 1998, prior periods are not necessarily indicative of the Company's future operating results or financial condition.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    As discussed in Note 4 to the Company's consolidated financial statements, revenue for fiscal year 1997 included a gain of approximately $985,000 from the October 1997 prepayment of a mortgage note on the Warwick Hotel contributed to the partnership by Starwood Mezzanine in September 1996, which had been reflected at Starwood Mezzanine's basis upon contribution. A portion of this gain resulted from the use of predecessor basis. Because Starwood Mezzanine owned 91.95% of the partnership, the majority of this gain was allocated to Starwood Mezzanine as minority interest in the partnership in the consolidated financial statements.

    Consolidated revenue for fiscal year 1997 also increased as a result of the investment by the Company of the proceeds received from the exercise of a warrant and from a longer relative holding period for the Warwick Hotel mortgage in 1997 through its repayment by the borrower in October, compared to the period from contribution to the partnership in September 1996 through December 31, 1996.

    During 1997, general and administrative expenses decreased 28% compared with 1996 due to a reduction in legal fees and proxy costs combined with the elimination of payroll, office rental costs, and reduced professional fees. During 1997, $1.9 million of costs were incurred in connection with the Recapitalization Transactions and related transactions. These costs were capitalized as deferred proxy costs and were offset against the incremental shareholder equity generated by the Recapitalization Transactions in 1998.

    Total assets, excluding $1.9 million in deferred transaction costs relating to the Recapitalization Transactions, increased from year end 1996 to year end 1997 by $5.9 million primarily due to the $4.9 million received from the exercise of warrants and $1.4 million of undistributed net income (before minority interest) for fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital to fund its loan and other investment origination and acquisition activities and operating expenses. The Company's capital sources include cash flow from operations, borrowings under lines of credit, additional term borrowings and reverse repurchase arrangements, long-term financing secured by the Company's assets, unsecured financing and the issuance of common, convertible and/or preferred equity securities. See also the discussion on market risks in Item 7a.

    During 1998, the Company completed two significant transactions involving the issuance of shares and the purchase of new assets and entered into several credit facilities.

    Concurrently with the Recapitalization Transactions, the Company entered into bank credit agreements under which the Company has the ability to borrow up to $625.0 million, with up to an additional $175.0 million available, subject to certain conditions, to fund loan originations or acquisitions (including the cash portion of the Recapitalization Transactions) and for other general corporate purposes. The credit agreements were comprised of: (i) a $500.0 million revolving credit facility, which bore interest at a fixed margin over LIBOR and matures on March 13, 2001; and (ii) a $125.0 million term loan secured by the Company's operating lease properties, which bore interest at a fixed margin over LIBOR and matured on March 15, 1999.

    During the third quarter, the Company expanded its existing revolving credit facility from $500.0 million to $675.0 million and entered into an additional $500.0 million two-year secured credit facility bearing interest at fixed margins over LIBOR. Availability of amounts to borrow under the revolving credit facilities are subject to having sufficient assets included as security under the facilities in accordance with percentage borrowing base calculations.

    In addition, since the completion of the Recapitalization Transactions, the Company has entered into approximately $287.9 million in LIBOR-based term loans secured by certain first mortgage loans it acquired since March 18, 1998. Approximately $44.3 million of these loans were repaid prior to December 31, 1998. Further, the Company has borrowed amounts under reverse repurchase agreements and other obligations, secured by its investments in government securities and other marketable securities of real estate companies. Approximately $46.1 million of such borrowings were outstanding as of December 31, 1998.

    An aggregate of $11.6 million in loan fees were incurred in connection with these credit facilities and term loan agreements. These fees have been deferred and are being amortized over the related credit facilities and term loans.

    In anticipation of and since the completion of the Recapitalization Transactions, the Company has entered into LIBOR interest rate caps struck at 9.00% in the notional amounts of $125.0 million and $300.0 million, which expire in March 1999 and 2001, respectively. The Company also entered into LIBOR interest rate caps struck at 7.50% in the notional amounts of $40.4 million and $38.3 million, which expire in January and June 2001, respectively, on amounts borrowed under additional term loans. Further, the Company has originated or acquired assets subject to approximately $236.8 million of interest rate swaps to effectively fix the interest rate on a portion of the Company's floating-rate obligations.

    The Company is currently pursuing certain anticipated long-term fixed-rate borrowings and has entered into certain derivative instruments based on U.S. Treasury securities to hedge the potential effects of interest rate movements on these transactions. As of December 31, 1998, the Company had entered into derivative instruments with an aggregate notional amount of approximately $232.0 million. Approximately $136.0 million of these instruments were entered into in May 1998 and represent fixed rates of approximately 5.8%. The remaining $96.0 million of these instruments were entered into in July 1998 and represent fixed rates of approximately 5.4%. Under these agreements, the Company will generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments will be deferred and amortized over the term of the specific related fixed-rates borrowings.

    Subsequent to December 31, 1998, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The new term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The new term loan represented one of the forecasted transactions for which the Company had entered into the U.S. Treasury-based hedging transactions described above. Accordingly, the cost of the settlement of such hedges will be deferred and reflected as an increase to the effective financing cost of the new term loan over its effective ten-year term.

    In the event that, in the opinion of management, it is no longer probable that the remaining forecasted transactions will occur under terms substantially equivalent to those projected, the Company will cease recognizing such transactions as hedges and immediately recognize related gains or losses based on actual settlement or estimated settlement value. No such gains or losses have been recognized by the Company.

    The distribution requirements under the REIT provisions of the Code restrict the Company's ability to retain earnings and thereby replenish capital committed to its lending operations. However, the Company believes that its significant capital resources and access to financing will provide it with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital requirements, including expected new lending transactions.

    The Company's ability to meet its long-term (i.e., beyond one year) liquidity requirements is subject to the renewal of its credit lines and repurchase facilities and/or obtaining other sources of financing, including issuing additional debt or equity from time to time. Any decision by the Company's lenders and investors to enter into such transactions with the Company will depend upon a number of factors such as compliance with the terms of its existing credit arrangements, the Company's financial performance, industry or market trends, the general availability of and rates applicable to financing investments, such lenders' and investors' resources and policies concerning the terms under which they make such loan investments, and the relative attractiveness of alternative investment or lending opportunities.

    Based on its monthly interest and other expenses, monthly cash receipts, existing lending commitments and funding plans, the Company believes that its existing sources of funds will be adequate for purposes of meeting its short- and long-term liquidity needs. However, in light of recent volatility in financial markets, which may affect the Company's ability to obtain additional capital resources, there can be no assurance that this will in fact be the case. Material increases in monthly interest expense or material decreases in monthly cash receipts, generally would negatively impact the Company's liquidity. On the other hand, material decreases in monthly interest expense would positively affect the Company's liquidity.

YEAR 2000 ISSUES

    Many computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning in the Year 2000, these date code fields will need to accept four-digit entries to distinguish 21(st) century dates. As a result, in less than one year, computerized systems, which include information and non-information technology systems and applications used by the Company, will need to be reviewed, evaluated and modified or replaced, if necessary, to ensure all such financial information and operating systems are Year 2000 compliant.

STATE OF READINESS

    The Company has adopted a plan and formed a team of internal and external personnel to address Year 2000 issues. The Company has conducted the discovery and assessment stages on all its in-house systems that could be significantly affected by the Year 2000. The completed assessment indicated that all of the Company's in-house systems are Year 2000 capable. The Company has a 95% economic interest in Starwood Operating, which is in the third-party mortgage servicing business. Starwood Operating has completed the assessment of its systems and implemented all required upgrades and modifications. Starwood Operating is in the process of testing all systems, which process is expected to be completed by the first half of 1999. Year 2000 issues at Starwood Operating are being addressed by the previous owner of the business, which has agreed to indemnify Starwood Operating for any of Starwood Operating's losses relating to Starwood Operating's systems and is contractually obligated to ensure that all such systems are Year 2000 compliant by mid-1999.

    The Company is in the process of communicating with its significant depository institutions, lenders, custodians, vendors, tenants under operating leases and borrowers with which it interfaces to evaluate their Year 2000 compliance. Approximately 60% of these counterparties have provided written responses to the Company's written questionnaires. The Company is currently contacting all counterparties that have not yet been responsive to the written questionnaires. These counterparties are being interviewed telephonically to assess their Year 2000 compliance. To date, the Company is not aware of any such counterparty with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. Other than communicating with its counterparties, the Company has no means of ascertaining whether a given counterparty will be Year 2000 ready. The inability of counterparties to complete their Year 2000 resolution process in a timely manner could materially impact the Company.

YEAR 2000 PROJECT COSTS

    The Company estimates that total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts should not exceed $20,000, although there can be no assurance that actual costs will not exceed this amount. This amount will be funded through cash flows from operations.

RISKS OF YEAR 2000

    The Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, disruptions in the economy generally resulting from Year 2000 issues could materially affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

    The Company has asked substantially all of its significant vendors and service providers to provide reasonable assurances as to those parties' Year 2000 state of readiness. To the extent that vendors and service providers do not provide satisfactory evidence that their products and services are Year 2000 compliant, the Company will seek to obtain the necessary products and services from alternate sources. There can be no assurance, however, that Year 2000 remediation by vendors and service providers will be available, and any failure of such third parties' systems could have a material adverse impact on the Company's operations. In addition, the failure of borrowers to address Year 2000 issues fully could have a material and adverse effect on their operations and financial condition, which could impact their ability to service the outstanding obligations to the Company. This, in turn, could have a material and adverse effect on the Company's operations and financial position.

CONTINGENCY PLAN

    Based on the assessment to date, the Company believes it is prepared for the most reasonably likely worst-case scenarios regarding Year 2000 compliance.

NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company adopted the requirements of this pronouncement in its financial statements for the year ended December 31, 1998. The adoption of SFAS No. 131 has not had a material impact on the Company's financial statement disclosures because it is currently considered to operate in a single segment.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances, a hedge of a foreign currency exposure. This statement becomes effective in fiscal years ending December 31, 2000. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISKS

    Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. In pursuing its business plan, the primary market risk to which the Company is exposed is interest rate risk. Consistent with its expected election to qualify as a REIT, the Company has implemented an interest rate risk management policy based on match funding, with the objective that floating-rate assets be primarily financed by floating-rate liabilities and fixed-rate assets be primarily financed by fixed-rate liabilities.

    The Company's operating results will depend in part on the difference between the interest and related income earned on its assets and the interest expense incurred in connection with its interest-bearing liabilities. Competition from other providers of real estate financing may lead to a decrease in the interest rate earned on the Company's interest-bearing assets, which the Company may not be able to offset by obtaining lower interest costs on its borrowings. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Company's interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have a material adverse effect on the Company. In addition, an increase in interest rates could, among other things, reduce the value of the Company's interest-bearing assets and its ability to realize gains from the sale of such assets, and a decrease in interest rates could reduce the average life of the Company's interest-earning assets.

    A substantial portion of the Company's loan investments are subject to significant prepayment protection in the form of lock-outs, yield maintenance provisions or other prepayment premiums which provide substantial yield protection to the Company. Those assets generally not subject to prepayment penalties include: (i) variable-rate loans based on LIBOR, originated or acquired at par, which would not result in any gain or loss upon repayment; and
(ii) discount loans and loan participations acquired at discounts to face values, which would result in gains upon repayment. Further, while the Company generally seeks to enter into loan investments which provide for substantial prepayment protection, in the event of declining interest rates, the Company could receive such prepayments and may not be able to reinvest such proceeds at favorable returns. Such prepayments could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

    While the Company has not experienced any significant credit losses, delinquencies or defaults, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to the Company which adversely affect its liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

    Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond the control of the Company. As more fully discussed in Note 7 to the Company's consolidated financial statements, the Company employs match funding-based hedging strategies to limit the effects of changes in interest rates on its operations, including engaging in interest rate caps, floors, swaps, futures and other interest rate-related derivative contracts. These strategies are specifically designed to reduce the Company's exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate movements in the market. The Company does not enter into derivative contracts for speculative purposes nor as a hedge against changes in credit risk of its borrowers or of the Company itself.

    Each interest rate cap or floor agreement is a legal contract between the Company and a third party (the "counterparty"). When the Company purchases a cap or floor contract, the Company makes an up-front payment to the counterparty and the counterparty agrees to make payments to the Company in the future should the reference rate (typically one- or three-month LIBOR) rise above (cap agreements) or fall below (floor agreements) the "strike" rate specified in the contract. Each contract has a notional face amount. Should the reference rate rise above the contractual strike rate in a cap, the Company will earn cap income. Should the reference rate fall below the contractual strike rate in a floor, the Company will earn floor income. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between actual reference rate and the contracted strike rate. The cost of the up-front payment is amortized over the term of the contract.

    Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which swaps are based is not exchanged. In general, the Company's swaps are "pay fixed" swaps involving the exchange of floating-rate interest payments from the counterparty for fixed interest payments from the Company.

    Interest rate futures are contracts, generally settled in cash, in which the seller agrees to deliver on a specified future date the cash equivalent of the difference between the specified price or yield indicated in the contract and the value of that of the specified instrument (e.g., U.S. Treasury securities) upon settlement. The Company generally uses such instruments to hedge forecasted fixed-rate borrowings. Under these agreements, the Company will generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments will be deferred and amortized over the term of the specific related fixed-rate borrowings. In the event that, in the opinion of management, it is no longer probable that a forecasted transaction will occur under terms substantially equivalent to those projected, the Company will cease recognizing such transactions as hedges and immediately recognize related gains or losses based on actual settlement or estimated settlement value. No such gains or losses have been recognized by the Company.

    While a REIT may freely utilize the types of derivative instruments discussed above to hedge interest rate risk on its liabilities, the use of derivatives for other purposes, including hedging asset-related risks such as credit, prepayment or interest rate exposure on the Company's loan assets, could generate income which is not qualified income for purposes of maintaining REIT status. As a consequence, the Company may only engage in such instruments to hedge such risks on a limited basis.

    There can be no assurance that the Company's profitability will not be adversely affected during any period as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve certain additional risks such as counterparty credit risk, legal enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. With regard to loss of basis in a hedging contract, indices upon which contracts are based may be more or less variable than the indices upon which the hedged assets or liabilities are based, thereby making the hedge less effective. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of nonperformance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet their obligations. There can be no assurance that the Company will be able to adequately protect against the foregoing risks and that the Company will ultimately realize an economic benefit from any hedging contract it enters into which exceeds the related costs incurred in connection with engaging in such hedges.

    The following table quantifies the potential changes in net investment income and net fair value of financial instruments should interest rates increase or decrease 200 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). Net investment income is calculated as revenue from loans and related investments, including operating leases (as of December 31, 1998) less related interest expense, for the three months ended December 31, 1998, on an annualized basis. Net fair value of financial instruments is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets, less cash out-flows in respect of interest-bearing liabilities as of December 31, 1998. The cash flows associated with the Company's assets are calculated based on management's best estimate of expected payments for each loan based on loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty, term and property type. Most of the Company's loans are protected from prepayment as a result of prepayment penalties and contractual terms which prohibit prepayments during specified periods. However, for those loans where prepayments are not currently precluded by contract, declines in interest rates may increase prepayment speeds. The base interest rate scenario assumes interest rates as of December 31, 1998. Actual results could differ significantly from those estimated in the table.

                         ESTIMATED PERCENTAGE CHANGE IN

CHANGE IN INTEREST                                     NET FAIR VALUE OF
  RATES                    NET INVESTMENT INCOME     FINANCIAL INSTRUMENTS
-----------------------  -------------------------  -----------------------
-200 Basis Points                      3.9%                      6.5%
-100 Basis Points                      2.0%                      3.1%
Base Interest Rate                     0.0%                      0.0%
+100 Basis Points                     (2.0)%                    (3.0)%
+200 Basis Points                     (3.9)%                    (5.7)%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Financial Statements

                                                                                                                PAGE
                                                                                                                -----
Financial Statements:
  Report of Independent Accountants........................................................................          38
  Consolidated Balance Sheets at December 31, 1998 and 1997................................................          39
  Consolidated Statements of Operations for each of the three years in the period ended December 31,
    1998...................................................................................................          40
  Consolidated Statement of Changes in Shareholders' Equity for each of the three years in the period ended
    December 31, 1998......................................................................................          41
  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31,
    1998...................................................................................................          42
  Notes to Consolidated Financial Statements...............................................................          43

Financial Statement Schedules:

For each of the three years in the period ended December 31, 1998:

    Schedule II--Valuation and qualifying accounts and reserves

    Schedule III--Real estate and accumulated depreciation

    Schedule IV--Mortgage loans on real estate

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    Financial statements of three owned companies or joint ventures accounted for under the equity method have been omitted because the Company's proportionate share of the income from continuing operations before income taxes is less than 20% of the respective consolidated amount and the investments in and advances to each company are less than 20% of consolidated total assets.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Starwood Financial Trust:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Starwood Financial Trust, formerly Angeles Participating Mortgage Trust (the "Company") and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As more fully discussed in the Notes to the Consolidated Financial Statements, on March 18, 1998, the Company consummated certain transactions which: (i) significantly recapitalized the Company; (ii) expanded the capital resources of the Company; (iii) changed the investment policy of the Company; (iv) provided for external management under an advisory agreement; and (v) amended and restated the Company's stock option plan.

PRICEWATERHOUSECOOPERS LLP
NEW YORK, NY
MARCH 15, 1999

                            STARWOOD FINANCIAL TRUST

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                            AS OF DECEMBER 31,
                                                                                        --------------------------
                                                                                            1998         1997*
                                                                                        ------------  ------------
                                                      ASSETS
Loans and other investments, net......................................................  $  2,013,703  $         --
Cash and cash equivalents.............................................................        10,110           296
Restricted cash.......................................................................         5,699            --
Marketable securities.................................................................         5,406        11,175
Accrued interest and rent receivable..................................................        13,122            58
Deferred expenses and other assets....................................................        11,054         1,912
Investment in Starwood Operating......................................................           522            --
                                                                                        ------------  ------------
    Total assets......................................................................  $  2,059,616  $     13,441
                                                                                        ------------  ------------
                                                                                        ------------  ------------
                                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities..............................  $     10,536  $      1,915
Dividends payable.....................................................................        22,633            --
Debt obligations......................................................................     1,055,719            --
                                                                                        ------------  ------------
    Total liabilities.................................................................     1,088,888         1,915
                                                                                        ------------  ------------
Minority interest.....................................................................            --         5,175
                                                                                        ------------  ------------
Commitments and contingencies.........................................................            --            --
Shareholders' equity:
Series A Preferred Shares, $0.01 par value, liquidation value $50.00 per share,
  4,400,000 shares authorized 4,400,000 and 0 shares issued and outstanding at
  December 31, 1998 and 1997, respectively............................................            44            --
Class A Shares, $1.00 par value, 70,000,000 shares authorized, 52,407,718(1) and
  7,550,000 shares issued and outstanding at December 31, 1998 and 1997,
  respectively........................................................................        52,408         7,550
Class B Shares, $0.01 par value, 35,000,000 shares authorized, 26,203,859(1) and
  3,775,000 shares issued and outstanding at December 31, 1998 and 1997,
  respectively........................................................................           262            38
Warrants and options..................................................................        19,131            --
Net unrealized gains (losses) on "available-for-sale" investments.....................           (23)         (162)
Additional paid-in capital............................................................       901,365            --
Retained earnings (deficit)...........................................................        (2,459)       (1,075)
                                                                                        ------------  ------------
    Total shareholders' equity........................................................       970,728         6,351
                                                                                        ------------  ------------
    Total liabilities and shareholders' equity........................................  $  2,059,616  $     13,441
                                                                                        ------------  ------------
                                                                                        ------------  ------------

*RECLASSIFIED TO CONFORM TO 1998 PRESENTATION.

(1) As adjusted for one-for-six reverse stock split effective June 19, 1998 (Note 1)

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                               1998       1997*       1996*
                                                                            ----------  ----------  ----------
REVENUE:
  Interest income.........................................................  $  112,914  $      896  $      478
  Operating lease income..................................................      12,378          --          --
  Other income............................................................       2,804         991          10
                                                                            ----------  ----------  ----------
    Total revenue.........................................................     128,096       1,887         488
                                                                            ----------  ----------  ----------
COSTS AND EXPENSES:
  Interest expense........................................................      44,697          --         272
  Operating lease depreciation............................................       4,287          --          --
  General and administrative..............................................       2,583         461         639
  Advisory fees...........................................................       7,837          --          --
  Provision for possible credit losses....................................       2,750          --          --
  Stock option compensation expense.......................................       5,985          --          --
                                                                            ----------  ----------  ----------
    Total costs and expenses..............................................      68,139         461         911
                                                                            ----------  ----------  ----------
Net income before minority interest.......................................      59,957       1,426        (423)
Minority interest.........................................................         (54)     (1,415)       (154)
                                                                            ----------  ----------  ----------
Net income................................................................  $   59,903  $       11  $     (577)
                                                                            ----------  ----------  ----------
                                                                            ----------  ----------  ----------
Net income (loss) applicable to Class A Shares............................  $   58,369  $       11  $     (571)
                                                                            ----------  ----------  ----------
                                                                            ----------  ----------  ----------
Basic earnings (loss) per Class A Share(1)................................  $     1.40  $     0.00  $    (1.34)
                                                                            ----------  ----------  ----------
                                                                            ----------  ----------  ----------
Diluted earnings (loss) per Class A Share(1)..............................  $     1.36  $     0.00  $    (1.34)
                                                                            ----------  ----------  ----------
                                                                            ----------  ----------  ----------

*RECLASSIFIED TO CONFORM TO 1998 PRESENTATION.

(1) As adjusted for one-for-six reverse stock split effective June 19, 1998 (Note 1)

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL TRUST

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                    COMMON SHARES, AT PAR                 UNREALIZED
                                       SERIES A                               WARRANTS       GAINS     ADDITIONAL    RETAINED
                                       PREFERRED   ------------------------      AND      (LOSSES) ON    PAID-IN     EARNINGS
                                        SHARES       CLASS A      CLASS B      OPTIONS    INVESTMENTS    CAPITAL     (DEFICIT)
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at January 1, 1996*.........   $      --    $   2,550    $      13    $     101    $      --    $      --    $    (509)
Net loss............................          --           --           --           --           --           --         (577)
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 1996*.......          --        2,550           13          101           --           --       (1,086)
Exercise of warrants................          --        5,000           25         (101)          --           --           --
Net unrealized losses...............          --           --           --           --         (162)          --           --
Net income of the period............          --           --           --           --           --           --           11
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 1997*.......          --        7,550           38           --         (162)          --       (1,075)
Recapitalization Transactions.......          --      306,796        1,534           --           --      432,084           --
Issuance of options to Advisor......          --           --           --        5,985           --           --           --
Effects of reorganization (1).......          --     (261,956)      (1,310)          --           --      262,786           --
Exercise of options.................          --           18           --          (43)          --          310           --
Issuance of Preferred Shares and
  Warrants..........................          44           --           --       13,189           --      206,170           --
Change in net unrealized gains
  (losses) on investments...........          --           --           --           --          139           --           --
Dividends declared-preferred........          --           --           --           --           --           15         (944)
Dividends declared-common...........          --           --           --           --           --           --      (60,343)
Net income for the period...........          --           --           --           --           --           --       59,903
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 1998........   $      44    $  52,408    $     262    $  19,131    $     (23)   $ 901,365    $  (2,459)
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------


                                         TOTAL
                                      -----------
Balance at January 1, 1996*.........   $   2,155
Net loss............................        (577)
                                      -----------
Balance at December 31, 1996*.......       1,578
Exercise of warrants................       4,924
Net unrealized losses...............        (162)
Net income of the period............          11
                                      -----------
Balance at December 31, 1997*.......       6,351
Recapitalization Transactions.......     740,414
Issuance of options to Advisor......       5,985
Effects of reorganization (1).......        (480)
Exercise of options.................         285
Issuance of Preferred Shares and
  Warrants..........................     219,403
Change in net unrealized gains
  (losses) on investments...........         139
Dividends declared-preferred........        (929)
Dividends declared-common...........     (60,343)
Net income for the period...........      59,903
                                      -----------
Balance at December 31, 1998........   $ 970,728
                                      -----------
                                      -----------

* RECLASSIFIED TO CONFORM TO 1998 PRESENTATION.

(1) As adjusted for one-for-six reverse stock split effective June 19, 1998.

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1998         1997*        1996*
                                                                           -----------  -----------  -----------
Cash flows from operating activities:
Net income (loss)........................................................  $    59,903  $        11  $      (577)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
  Minority interest......................................................           54        1,415          154
  Non-cash expense for options issued to Advisor.........................        5,985           --           --
  Equity in earnings of unconsolidated joint ventures and subsidiaries...          (96)          --           --
  Depreciation and amortization..........................................        7,662           --           --
  Amortization of discount/premium and deferred interest.................      (17,750)          --           --
  Provision for possible credit losses...................................        2,750           --           --
Changes in assets and liabilities:
  Increase in restricted cash............................................       (5,699)          --           --
  (Increase) decrease in accrued interest and rent receivable............       (5,613)           4          (54)
  Decrease in deferred expenses and other assets.........................         (902)      (1,895)         110
  Increase in accounts payable, accrued expenses and other liabilities...        8,621        1,736          140
                                                                           -----------  -----------  -----------
Cash flows provided by operating activities..............................       54,915        1,271         (227)
                                                                           -----------  -----------  -----------
Cash flows from investing activities:
Net cash outflow for the Recapitalization Transactions...................     (334,964)          --           --
New loan or investment originations/acquisitions.........................   (1,023,345)     (31,346)     (19,811)
Principal fundings on existing loan commitments..........................      (16,500)          --           --
Investment in Starwood Operating.........................................         (426)          --           --
Sale of investment securities............................................           --       21,546       17,926
Repayments of and principal collections from loans and other
  investments............................................................      103,926        3,787        1,363
                                                                           -----------  -----------  -----------
Cash flows used in investing activities..................................   (1,271,309)      (6,013)        (522)
                                                                           -----------  -----------  -----------
Cash flows from financing activities:
Proceeds from issuance of Class B Shares.................................        1,534           --           --
Net borrowings under revolving credit facilities.........................      640,945           --           --
Net borrowings under term loans..........................................      368,683           --           --
Borrowings under repurchase agreements...................................       46,091           --           --
Dividends paid...........................................................      (38,638)          --           --
Payment for deferred financing costs.....................................      (11,615)          --           --
Repayments relating to investment security purchases.....................           --           --      (18,886)
Borrowings relating to investment security purchases.....................           --           --       18,886
Costs incurred in reorganization.........................................         (480)          --           --
Proceeds from exercise of options........................................          285           --           --
Proceeds from exercise of warrants.......................................      219,403        4,924           --
                                                                           -----------  -----------  -----------
Cash flows provided by financing activities..............................    1,226,208        4,924           --
                                                                           -----------  -----------  -----------
Increase (decrease) in cash and cash equivalents.........................        9,814          182         (749)
Cash and cash equivalents at beginning of period.........................          296          114          863
                                                                           -----------  -----------  -----------
Cash and cash equivalents at end of period...............................  $    10,110  $       296  $       114
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest...............................  $    38,006  $        --  $       272
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

* RECLASSIFIED TO CONFORM TO 1998 PRESENTATION

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BUSINESS

    ORGANIZATION--Starwood Financial Trust (the "Company") was formed for the purpose of originating and acquiring various types of mortgage and other real estate-related financial investments. Through a series of transactions during 1994 and 1996, Starwood Mezzanine Investors, L.P. ("Starwood Mezzanine") and certain affiliates of the general partner of Starwood Mezzanine (SAHI, Inc. and SAHI Partners) acquired control of the Company.

    On September 26, 1996, the Company became the sole general partner of APMT Limited Partnership (see Note 4). As discussed in Note 4, on March 18, 1998, all the outstanding interests in the Partnership not held by the Company were exchanged for additional $1.00 par value Class A Shares (the "Class A Shares") of the Company, the Company became the sole partner of the partnership and the partnership was terminated.

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

    During 1993 through 1997, the Company failed to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). However, pursuant to a closing agreement with the Internal Revenue Service (the "IRS") obtained in March 1998, the Company is eligible to and intends to elect to be taxed as a REIT for the taxable year beginning January 1, 1998.

    BUSINESS--The Company is a leading specialized finance company that engages in opportunistic lending to the real estate industry by implementing an innovative, value added and entrepreneurial approach to providing investment capital. The Company primarily focuses on providing high-yielding mezzanine capital to the real estate industry through the origination, restructuring and purchase of mortgage loans to create superior risk-adjusted returns.

    The Company's purpose and investment policy is to originate and acquire a diverse portfolio of debt and debt-like interests in real estate or real estate related assets, including to: (i) originate and acquire mortgage and mezzanine loans collateralized, in whole or in part, by commercial and residential real estate assets; (ii) acquire direct or indirect interests in short- or long-term real estate-related debt securities and mortgage interests, which may include warrants, equity participations or similar rights incidental to a debt investment by the Company; (iii) acquire positions in non-performing and sub-performing debt for the purpose of either restructuring the debt to performing status or converting the debt into equity interests in the underlying assets securing such debt; and (iv) provide credit tenant and net lease financing and invest in similar credit-backed income streams. The Company is restricted from making certain types of investments which may limit its flexibility in implementing its investment policy. See "Policies and Procedures With Respect to Certain Activities--Investment Policies."

------------------------
(1) All share information contained herein is presented as adjusted for effects of one-for-six reverse stock split effective June 19, 1998

                            STARWOOD FINANCIAL TRUST

    The Company currently plans to originate and acquire loans backed by various types of income-producing commercial real estate, with an emphasis on senior and junior commercial mortgage loans, including mezzanine financing, higher-yielding senior mortgage loans and non-performing or sub-performing loans. The Company has not in the past, and does not currently intend to invest a significant portion of the Company's capital in commercial mortgage-backed securities. A significant portion of loans are structured so that the Company's investment is subordinate to third-party first mortgage debt but senior to the real estate owner/operator's equity position. However, the Company does not have any prescribed allocation among investments and the Company could invest all or any portion of its assets in any of the investments described above.

NOTE 2--BASIS OF PRESENTATION

    The accompanying audited consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The consolidated financial statements include the accounts of the Company and its qualified REIT subsidiaries. Certain third-party mortgage servicing operations are conducted through Starwood Operating, Inc. ("Starwood Operating"), a taxable corporation, which is not consolidated with the Company for financial reporting or income tax purposes. The Company owns all of the preferred stock and a 95% economic interest in Starwood Operating, which is accounted for under the equity method for financial reporting purposes. Further, certain other investments in partnerships or joint ventures which the Company does not control are also accounted for under the equity method.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER INVESTMENTS, NET--As described in Note 5, loans and other investments, net includes the following investments: senior mortgages, junior mortgages, discount mortgages, partnership loans, construction loans, investments in real estate under operating leases, loan participations and investments in certain real estate-related marketable securities. In general, management considers its loan and marketable real estate-related securities investments as held-to-maturity and, accordingly, reflects such items at amortized historical cost.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

    NON-CASH ACTIVITY--During the year ended December 31, 1998, the Company had significant non-cash activity including: (i) conversion of units in APMT Limited Partnership (shown as "minority interest" in the consolidated financial statements) to Class A Shares (see Note 4); (ii) issuance of options to the Advisor to acquire Class A Shares of the Company (see Note 11); and (iii) issuance of new Class A Shares in exchange for a portion of the acquisition of loans and related investments as part of the Recapitalization Transactions (see
Note 4).

    The cash portion of the Recapitalization Transactions is summarized as follows (in thousands):

Acquisition of loans and other investments...  $(1,061,006)
Acquired accrued interest and rent
  receivable.................................       (7,451)
Par value of Class A Shares issued...........      302,223
Additional paid in capital on Class A Shares
  issued.....................................      431,270
                                               -----------
Net cash outflow for the Recapitalization
  Transactions...............................  $  (334,964)
                                               -----------
                                               -----------

    MARKETABLE SECURITIES--The Company has certain investments in marketable securities such as those issued by the Government National Mortgage Association
(GNMA), Federal National Mortgage Association (FNMA), and Federal Home Loan Mortgage Corporation (FHLMC). Although the Company generally intends to hold such investments for long-term investment purposes, it may, from time to time,

                            STARWOOD FINANCIAL TRUST
sell any of its investments in these securities as part of its management of liquidity. Accordingly, the Company considers such investments as "available-for-sale" and reflects such investments at fair market value with changes in fair market value reflected as a component of shareholders equity.

    REPURCHASE AGREEMENTS--The Company may enter into sales of securities or loans under agreements to repurchase the same security or loan. The amounts borrowed under repurchase agreements are carried on the balance sheet as part of debt obligations at the amount advanced plus accrued interest. Interest incurred on the repurchase agreements is reported as interest expense.

    REVENUE RECOGNITION--Interest income, including amortization of loan fees and premiums or discounts, is recognized using the effective interest method. Income under equity participation features is recognized when earned and payable. Income from prepayment penalties is recognized when received.

    PROVISION FOR POSSIBLE CREDIT LOSSES--The Company's accounting policies require that an allowance for estimated credit losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for possible credit losses. Further, specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management measures these impaired loans at the fair value of the loans' underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan. These loans are placed on non-accrual status at such time that the loans either: (i) become 90 days delinquent; or (ii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for possible credit losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management's periodic evaluation of the allowance for possible credit losses is based upon an analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality and other relevant factors.

    INCOME TAXES--The Company did not qualify as a REIT from 1993 through 1997; however, it did not incur any material tax liabilities as a result of its operations. See Note 10 to the consolidated financial statements for more information.

    As confirmed in a closing agreement with the IRS obtained in March 1998, the Company is eligible and intends to elect to be taxed as a REIT for its tax year beginning January 1, 1998. As a REIT, the Company will be subject to income taxation at corporate rates on its REIT taxable income; however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. Starwood Operating is not consolidated for federal income tax purposes and is taxed as a corporation. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in Starwood Operating.

    NET INCOME APPLICABLE TO CLASS A SHARES--Net income applicable to Class A Shares represents net income less current accumulated dividends on the outstanding preferred shares less 1% of the remaining net income, representing amounts applicable to the Class B Shares.

    EARNINGS (LOSS) PER CLASS A SHARE--In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the standard for computing earnings per share and makes them comparable with international earnings per share standards. The statement replaces primary earnings per share with basic earnings per share ("Basic EPS") and

                            STARWOOD FINANCIAL TRUST
fully-diluted earnings per share with diluted earnings per share ("Diluted EPS"). The Company adopted this accounting standard effective December 31, 1997, as required. Prior periods have been restated for comparative purposes in accordance with SFAS No. 128.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 4--TRANSACTIONS WITH AFFILIATES AND RECAPITALIZATION

    TRANSACTIONS WITH AFFILIATES--In November 1993, the Company was notified that SAHI, Inc. (one of the Starwood Investors) had acquired all of the Company's 212,500 outstanding Class B Shares. Subsequent to the acquisition of the Class B Shares, SAHI Partners (another of the Starwood Investors) purchased the Class B Shares from SAHI, Inc. and accumulated 40,683 Class A Shares, or 9.60% of the total then outstanding.

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

    On September 26, 1996, the Company became sole general partner of APMT Limited Partnership by contributing $400,000 in cash in exchange for an 8.05% interest in such partnership. Starwood Mezzanine became the 91.95% limited partner by contributing to the partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note, valued by the Company at approximately $4.6 million as of September 30, 1996. Starwood Mezzanine's interest in the partnership was evidenced by units, which were convertible into cash, Class A Shares or a combination of both pursuant to an exchange rights agreement. As described below, the units were converted to Class A Shares in the first quarter of 1998.

    On January 22, 1997, Starwood Mezzanine exercised its rights under the Class A Warrant to acquire 833,333 Class A Shares. After its exercise of the Class A Warrant, Starwood Mezzanine beneficially owned 833,333 Class A Shares and 761,491 units. In addition, SAHI, Inc. exercised its rights under the Class B Warrant to acquire 416,667 Class B Shares. After its exercise of the Class B Warrant, SAHI Inc. beneficially owned 1,009,911 Class B Shares and 40,683 Class A Shares. Upon exercise of the Class A and Class B Warrants, SAHI, SAHI, Inc. and Starwood Mezzanine jointly owned 69.46% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, controlled 79.64% of the voting interest of the Company. The Company increased its capital by approximately $5.0 million, and the resulting funds were used to purchase qualified short-term government securities.

    During the quarter ended March 31, 1998, the Company consummated certain transactions and entered into agreements which significantly recapitalized and expanded the capital resources of the Company as well as modified future operations, including those described herein below in "Recapitalization Transactions."

    RECAPITALIZATION TRANSACTIONS--As more fully discussed in Note 5, pursuant to a series of transactions beginning in March 1994 and including the exercise of certain warrants in January 1997, Starwood Mezzanine and certain entities affiliated with the general partners of Starwood Mezzanine acquired joint ownership of 69.46% and 100% of the outstanding Class A Shares and Class B Shares of the Company, respectively, through which they controlled approximately 79.64% of the voting interest in the Company as of December 31, 1997. Prior to the consummation of these transactions (collectively, the "Recapitalization

                            STARWOOD FINANCIAL TRUST

Transactions"), Starwood Mezzanine also owned 761,491 units which represented the remaining 91.95% of the Partnership not held by the Company, which were convertible into either cash, an additional 761,491 Class A Shares of the Company, or a combination of the two, as determined by the Company.

    On March 18, 1998, each outstanding unit held by Starwood Mezzanine was exchanged for one Class A Share of the Company and, concurrently, the partnership was liquidated through a distribution of its net assets to the Company, its then sole partner.

    Simultaneously, Starwood Mezzanine contributed various real estate loan investments to the Company in exchange for 9,191,333 Class A Shares and $25.5 million in cash, as adjusted. SOF IV contributed real estate loans and investments, $17.9 million in cash and certain letters of intent in exchange for 41,179,133 Class A Shares of the Company and a cash payment of $324.3 million. Concurrently, the holders of the Class B Shares who were affiliates of the general partners of Starwood Mezzanine and SOF IV acquired 25,565,979 additional Class B Shares sufficient to maintain existing voting preferences pursuant to the Company's Amended and Restated Declaration of Trust. Immediately after these transactions, the Starwood Investors owned approximately 99.27% of the outstanding Class A Shares of the Company and 100% of the Class B Shares. Assets acquired from Starwood Mezzanine have been reflected using step acquisition accounting at predecessor basis adjusted to fair value to the extent of post-transaction third-party ownership. Assets acquired from SOF IV have been reflected at their fair market value.

    The following summary pro forma information includes the effects of the following transactions consummated in March 1998: (i) the Recapitalization Transactions; (ii) the exchange of each outstanding unit in the partnership held by holders other than the Company for one Class A Share; (iii) the liquidation and termination of the partnership; and (iv) the borrowings necessary to consummate the aforementioned transactions. The pro forma operating data for the years ended December 31, 1998 and 1997 are presented as if the transactions had been completed on January 1, 1998 and 1997, respectively.

                            STARWOOD FINANCIAL TRUST

                                   PRO FORMA
                       CONDENSED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                              FOR THE YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                             ---------------------
                                                                                                1998       1997
                                                                                             ----------  ---------

                                                                                                  (UNAUDITED)
REVENUE:
  Interest income..........................................................................  $  132,284  $  61,956
  Operating lease income...................................................................      15,604     15,311
  Other income.............................................................................       3,080     26,024
                                                                                             ----------  ---------
    Total revenue..........................................................................     150,968    103,291
                                                                                             ----------  ---------
COSTS AND EXPENSES:
  Interest expense.........................................................................      50,558     23,151
  Operating lease depreciation.............................................................       5,466      6,875
  General and administrative...............................................................       3,029      3,627
  Advisory fees............................................................................      13,638      8,143
  Provision for possible credit losses.....................................................       2,750         --
                                                                                             ----------  ---------
    Total costs and expenses...............................................................      75,441     41,796
                                                                                             ----------  ---------
  Pro forma net income.....................................................................  $   75,527  $  61,495
                                                                                             ----------  ---------
                                                                                             ----------  ---------
  Pro forma basic net income per Class A Share.............................................  $     1.43  $    1.16
                                                                                             ----------  ---------
                                                                                             ----------  ---------
  Weighted average number of Class A Shares outstanding....................................      52,408     52,390
                                                                                             ----------  ---------
                                                                                             ----------  ---------

    The pro forma operating data for the year ended December 31, 1998 excludes a charge of approximately $6.0 million or $0.11 per Class A Share, as adjusted, relating to the value of options to acquire Class A Shares issued to Starwood Financial Advisors, L.L.C. (the "Advisor") concurrently with the consummation of the Recapitalization Transactions, as such charge is considered largely non-recurring in nature. However, future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Trustees.

    While other real estate-related investments are assumed to have taken place as of the beginning of each period, mortgage note receivable originations or acquisitions are not reflected in these pro forma numbers until the actual origination or acquisition date by Mezzanine or SOF IV. Consequently, since many of the mortgage originations or acquisitions did not occur until some time in 1997, a full year of revenue from these assets is not included in the 1997 pro forma results. Pro forma other income for the year ended December 31, 1997 includes approximately $14.0 million related to the early repayment of an improvement note held by Starwood Mezzanine and approximately $8.0 million in participation income received by SOF IV from a borrower resulting from the sale of a portion of the underlying collateral. Interest expense has been reflected in the pro forma operating data for the year ended December 31, 1997 only to the extent that the pro forma weighted average for the real estate loans and related investments actually outstanding during the period exceeded the aggregate capital contributed in the Recapitalization Transactions. The pro forma financial information is not necessarily indicative of what the consolidated results of operations of the Company would have been as of and for the periods indicated, nor does it purport to represent the results of operations for future periods.

    ADVISORY AGREEMENT--In connection with the Recapitalization Transactions, the Company and the Advisor entered into an Advisory Agreement (the "Advisory Agreement") pursuant to which the Advisor

                            STARWOOD FINANCIAL TRUST
manages the affairs of the Company, subject to the Company's purpose and investment policy, the investment restrictions and the directives of the Board of Trustees. The services provided by the Advisor include the following: (i) identifying investment opportunities for the Company; (ii) advising the Company with respect to and effecting acquisitions and dispositions of the Company's investments; (iii) monitoring, managing and servicing the Company's loan portfolio; and (iv) arranging debt financing for the Company. The Advisor will not act in a manner that is inconsistent with the express direction of the Board of Trustees and reports to the Board of Trustees and the officers of the Company with respect to its activities.

    The Company pays the Advisor a quarterly base management fee of 0.3125% (1.25% per annum) of the "Book Equity Value" of the Company determined as of the last day of each quarter but estimated and paid in advance subject to recomputation. "Book Equity Value" is generally defined as the excess of the book value of the assets of the Company over all liabilities of the Company.

    In addition, the Company pays the Advisor a quarterly incentive fee of 5.00% of the Company's "Adjusted Net Income" during each quarter that the Adjusted Net Income for such quarter (restated and annualized as a rate of return on the Company's Book Equity Value for such quarter) equals or exceeds the "Benchmark BB Rate." "Adjusted Net Income" is generally defined as the Company's gross income less the Company's expenses for the applicable quarter (including the base fee for such quarter but not the incentive fee for such quarter). In calculating both Book Equity Value and Adjusted Net Income, real estate-related depreciation and amortization (other than amortization of financing costs and other prepaid expenses to the extent such costs and prepaid expenses have previously been booked as an asset of the Company) are not deducted. In addition, debt that is exchangeable or convertible into equity securities is not treated as a liability of the Company if the value of the equity securities into which such debt obligation is convertible equals or exceeds the outstanding balance of such debt obligation and the interest expense of such debt is not included as an expense and, thus, does operate to reduce the Company's gross income. The Advisor is also reimbursed for certain expenses it incurs on behalf of the Company.

    Because payment of both the base fee and the incentive fee commenced 90 days after the consummation of the Recapitalization Transactions, fees were recognized ratably over the period from March 18, 1998 through December 31, 1998. The operating results of the Company for such period were greater than they would have been had the advisory fee not been deferred.

    The Company may be subject to conflicts of interest with the Advisor because the incentive fee, which is based on the Company's income, may create an incentive for the Advisor to recommend investments with greater income potential, which may be riskier and more speculative, than would be the case if the fee did not include a performance-related component.

    The Advisory Agreement has an initial term of three years subject to automatic renewal for one-year periods unless the Company has been liquidated or a Termination Event (as defined in the Advisory Agreement and which generally includes violations of the Advisory Agreement by the Advisor, a bankruptcy event of the Advisor or the imposition of a material liability on the Company as a result of the Advisor's bad faith, willful misconduct, gross negligence or reckless disregard of duties) has occurred and is continuing. In addition, the Advisor may terminate the Advisory Agreement on 60 days' written notice to the Company and the Company may terminate the Advisory Agreement upon 60 days' written notice if a Termination Event has occurred or if the decision to terminate is based on affirmative vote of the holders of two thirds or more of the voting shares of the Company at the time outstanding.

    Thus, the Company is dependent on the services of the Advisor and its officers and employees for the successful execution of its business strategy. The Company is subject to the risk that the Advisor might terminate the Advisory Agreement to the extent that no suitable replacement were found to manage the affairs of the Company.

NOTE 5--LOANS AND OTHER INVESTMENTS

    The following is a summary description of the Company's loans and other investments (in thousands):

                                                                                             CARRYING VALUE
                                                    # OF        ORIGINAL     PRINCIPAL     AS OF DECEMBER 31        EFFECTIVE
                                 UNDERLYING       BORROWERS    COMMITMENT    BALANCES    ----------------------     MATURITY
TYPE OF INVESTMENT             PROPERTY TYPE      IN CLASS       AMOUNT     OUTSTANDING     1998        1997          DATES
---------------------------  ------------------  -----------  ------------  -----------  -----------  ---------  ---------------
Senior Mortgages             Office/Hotel/               12    $  752,299    $ 658,336   $   656,631  $      --  1999 to 2009
                             Mixed Use/
                             Apartment/Retail
Subordinated Mortgages       Office/Hotel/               12       501,874      445,203       458,280         --  1999 to 2007
                             Mixed Use/ Retail
Discount Mortgages           Office/Hotel/                2       125,402      123,683        86,259         --  1999 and 2007
                             Apartment
Partnership Loans/           Office/Hotel/               13       358,585      342,040       346,421         --  2000 to 2028
  Unsecured Notes            Residential/Land
Construction Loans           Senior Living/               3       131,390       93,514        97,819         --  1999 to 2007
                             Resorts/
                             Conference Center
Real Estate Under Operating  Hotels                       1        N/A (3)      N/A (3)      189,942         --  N/A (3)
  Leases
Loan Participations          Hotel/Office                 4        43,339       42,450        40,877         --  1999 to 2005
Specialty Finance Joint      Various                      7        50,400       50,200        47,722         --  2000 to 2018
  Venture Loans (4)
Investments in               Various                      7           N/A          N/A        30,104         --  N/A
  Unconsolidated Ventures
Other Real Estate-Related    Real Estate-               N/A           N/A          N/A        62,398         --  2002 and 2007
  Investments                Related Securities
                                                                                         -----------  ---------
Gross Carrying Value                                                                     $ 2,016,453  $      --
Provision for Possible
  Credit Losses                                                                               (2,750)        --
                                                                                         -----------  ---------
Total, Net                                                                               $ 2,013,703  $      --
                                                                                         -----------  ---------
                                                                                         -----------  ---------

                                   CONTRACTUAL               CONTRACTUAL
                                     INTEREST                  INTEREST
                                     ACCRUAL                   PAYMENT            PRINCIPAL    PARTICIPATION
TYPE OF INVESTMENT                  RATES (5)                 RATES (5)          AMORTIZATION    FEATURES
---------------------------  ------------------------  ------------------------  ------------  ------------
Senior Mortgages             Fixed: 7.28% to 16.00%    Fixed: 7.28% to 12.00%    Yes (1)           Yes (2)
                             Variable: LIBOR + 1.25%   Variable: LIBOR + 1.25%
                             to 3.25%                  to 3.25%
Subordinated Mortgages       9.53% to 15.25%           9.53% to 15.25%           Yes (1)           Yes (2)
                             Variable: LIBOR + 4.00%   Variable: LIBOR + 4.50%
                             to 5.80%                  to 5.80%
Discount Mortgages           Fixed: 5.00% to 7.00%     Fixed: 5.00% to 7.00%     Yes (1)           Yes (2)
Partnership Loans/           8.50% to 17.50%           8.00% to 15.00%           Yes               Yes (2)
  Unsecured Notes            Variable: LIBOR + 5.37%   Variable: LIBOR + 5.37%
Construction Loans           Fixed: 10.30% to 12.50%   Fixed: 10.00% to 12.50%   Yes                    No
Real Estate Under Operating  N/A (3)                   N/A (3)                   N/A (3)           N/A (3)
  Leases
Loan Participations          Fixed: 7.13% to 14.00%    Fixed: 5.65% to 13.60%    Yes                    No
                             Variable: LIBOR + 0.58%   Variable: LIBOR + 0.58%
Specialty Finance Joint      Fixed: 8.14% to 9.45%     Fixed: 8.14% to 9.45%     Yes                    No
  Venture Loans (4)          Variable: LIBOR + 3.75%   Variable: LIBOR + 3.75%
                             to 4.50%                  to 4.50%
Investments in               Various                   Various                   No                     No
  Unconsolidated Ventures
Other Real Estate-Related    Fixed: 12.50% to 12.75%   Fixed: 12.50% to 12.75%   No                     No
  Investments
Gross Carrying Value
Provision for Possible
  Credit Losses
Total, Net

EXPLANATORY NOTES

1. The loans require fixed payments of principal and interest resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity. In addition, one of the loans permits additional annual prepayments of principal of up to $1.3 million without penalty at the borrower's option.

2. Under some of these loans, the lender receives additional payments representing additional interest from participation in available cash flow from operations of the property and the proceeds, in excess of a base amount, arising from a sale or refinancing of the property.

3. The lease is a triple-net operating lease covering 17 hotels under which the lessee pays all costs associated with the operation of the hotels, including real estate taxes, insurance, utilities, services and capital expenditures. The initial term of the lease expires on December 31, 2020, and can be extended for up to three five-year terms at the lessee's option. Rent payments under the lease consist of base rent and additional rent based on the amount by which the aggregate operating revenue for any given year exceeds the aggregate operating revenue for the 12 months ended September 30, 1996. The carrying amount is presented net of accumulated depreciation of approximately $4.3 million as of December 31, 1998.

4. Information for this investment classification, except for the Company's carrying value, represents terms of loans in an unconsolidated joint venture. See narrative discussion of venture in this note.

5.  All variable-rate loans are based on 30-day LIBOR and reprice monthly.

NOTE 5--LOANS AND OTHER INVESTMENTS

    During the period from March 18, 1998 (the date of the consummation of the Recapitalization Transactions) to December 31, 1998, the Company and its affiliated ventures originated or acquired an aggregate of approximately $1.0 billion in loans and related investments, funded $16.5 million in additional commitments on existing loans and received principal repayments of $103.9 million.

    In addition, on July 24, 1998, the Company entered into a strategic origination venture with a publicly-traded finance company to originate loans secured by specialty real estate. Under its terms, the venture is expected to be ultimately capitalized 70.00% with third-party debt and 30.00% with capital contributions from the Company and its venture partner. The Company will contribute preferred equity in exchange for a 12.00% preferred return and 50.00% of the residual profits in excess of the aggregate of its preferred return and a 12.00% return to the subordinate joint venture partner. Pending the closing of third-party senior debt financing, the Company plans to advance senior equity to the venture at a preferred return at a fixed margin over LIBOR. Since July 24, 1998, the venture has funded approximately $50.4 million of loans. Of the total loan amounts, the Company funded an aggregate of $47.3 million, representing its interim funding of the venture's senior debt and its share of the venture's preferred equity.

    The Company has reflected provisions for possible credit losses of $2.8 million in its results of operations during the year ended December 31, 1998. No provisions were reflected in years ended December 31, 1997 or 1996 as the Company had no significant lending operations prior to the Recapitalization Transactions. There was no other activity in the Company's reserve balances during the three-year period ended December 31, 1998. These provisions represent portfolio reserves based on management's evaluation of general market conditions, the Company's and industry loss experience, likelihood of delinquencies or defaults and the underlying collateral. No direct impairment reserves on specific loans were considered necessary. Management may transfer reserves between general and specific reserves as considered necessary.

    CREDIT RISK CONCENTRATIONS--Concentrations of credit risks arise when a number of borrowers or tenants related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of credit risks. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

    Substantially all of the Company's loan and other investments are collateralized by properties located in the United States, with significant concentrations (i.e., greater than 10%) as of December 31, 1998 in California (27.0%), New York (12.3%), Washington (11.0%), and Florida (10.0%). As of
December 31, 1998, the Company's investments also contain significant concentrations in the following asset/collateral types: office (37.5%), hotel/resorts (28.0%), and retail (15.6%).

NOTE 6--DEBT OBLIGATIONS

    As of December 31, 1998, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

                                        MAXIMUM        PRINCIPAL
                                         AMOUNT      BALANCE AS OF             INTEREST               MATURITY
                                       AVAILABLE   DECEMBER 31, 1998             RATE                   DATE
                                       ----------  -----------------  ---------------------------  --------------
REVOLVING CREDIT FACILITIES:
  Line of credit.....................  $  675,000    $     554,907           LIBOR + 1.50%           March 2001
  Line of credit.....................     500,000           86,038        LIBOR + 1.00%-1.25%       August 2000
                                                   -----------------
    Total revolving credit
      facilities.....................                $     640,945
                                                   -----------------
TERM LOANS:
  Secured by real estate under
    operating leases.................                $     125,000           LIBOR + 1.50%           March 1999
  Secured by senior mortgage
    investment.......................                       89,991           LIBOR + 1.00%          August 2000
  Secured by senior and subordinate
    mortgage investments.............                      112,927           LIBOR + 1.00%          August 2000
  Secured by senior mortgage
    investment.......................                       40,765           LIBOR + 1.00%            May 1999
                                                   -----------------
    Total term loans.................                $     368,683
OTHER DEBT OBLIGATIONS:..............                       46,091              Various               Various
                                                   -----------------
TOTAL DEBT OBLIGATIONS...............                $   1,055,719
                                                   -----------------
                                                   -----------------

    Subsequent to December 31, 1998, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The new term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The new term loan represented one of the forecasted transactions for which the Company had entered into the U.S. Treasury-based hedging transactions (see Note 9). Accordingly, the cost of the settlement of such hedges will be deferred and reflected as an increase to the effective financing cost of the new term loan over its effective ten-year term.

    Availability of amounts under the revolving credit facilities are based on a percentage borrowing base calculation. An aggregate of $11.6 million in loan fees were incurred under the Company's debt obligations. These fees are amortized over the related loan terms and included in interest expense. The Company had no outstanding long-term debt obligations as of December 31, 1997.

NOTE 7--PREFERRED SHARES

    On December 15, 1998, for an aggregate purchase price of $220.0 million, the Company issued 4.4 million Preferred Shares and warrants to acquire 6.0 million Class A Shares at $35.00 per share. The proceeds were allocated between the two securities issued based on estimated relative fair values.

    The Preferred Shares have a liquidation value of $50.00 per share, carry an initial dividend yield of 9.50% per annum and are callable without premium at the Company's option on or after December 15, 2003. The dividend rate on the Preferred Shares will increase to 9.75% on December 15, 2005, to 10.00% on December 15, 2006 and to 10.25% on December 15, 2007 and thereafter. No other classes of preferred shares of beneficial interest are outstanding as of December 31, 1998.

    Dividends on the Preferred Shares are payable quarterly in arrears and are cumulative. The Preferred shares have preference over the Company's Class A and Class B Shares with respect to the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of the Company.

NOTE 8--CLASS A SHARES AND CLASS B SHARES

    The Company is authorized to issue 105.0 million shares representing 70.0 million Class A Shares and 35.0 million Class B Shares, with a par value of $1.00 and $0.01 per share, respectively. Class B Shares are required to be issued by the Company in an amount equal to one-half of the number of Class A Shares outstanding. Class A and Class B Shares are each entitled to one vote per share with respect to the election of trustees and other matters. Pursuant to the Company's declaration of trust, the Class B Shares are convertible at the option of the Class B Shareholders into Class A Shares on the basis of 49 Class B Shares for one Class A Share. However, the current holder of Class B Shares has agreed with the Company that it will not convert the Class B Shares into Class A Shares without the approval of a majority of trustees that are not affiliated with such holder. All distributions of cash are made 99% to the holders of Class A Shares and 1% to the holders of Class B Shares.

    On December 15, 1998, for an aggregate purchase price of $220.0 million, the Company issued 4.4 million Preferred Shares and warrants to acquire 6.0 million Class A Shares at $35.00 per share. The proceeds were allocated between the two securities issued based on estimated relative fair values.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

    RISK MANAGEMENT--In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from a property's or borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans held for sale, securities available for sale and purchased mortgage servicing rights due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans and the valuation of real estate held by the Company.

    USE OF DERIVATIVE FINANCIAL INSTRUMENTS--The Company's use of derivative financial instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate exposure. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of nonperformance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet their obligations. Prior to the Recapitalization Transactions, the Company did not significantly utilize derivative financial instruments.

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

    The Company is currently pursuing certain anticipated long-term fixed-rate borrowings and has entered into certain derivative instruments based on U.S. Treasury securities to hedge the potential effects of interest rate movements on these transactions. As of December 31, 1998, the Company had entered into an aggregate notional amount of approximately $232.0 million under such agreements. Approximately $136.0 million of these instruments were entered into in May 1998 and represent fixed rates of approximately 5.8%. The remaining portion, or approximately $96.0 million, of these instruments were entered into in July 1998 and represent fixed rates of approximately 5.4%. Under these agreements, the Company will generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments will be deferred and amortized over the term of the specific related fixed-rate borrowings.

    Subsequent to December 31, 1998, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The new term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The new term loan represented one of the forecasted transactions for which the Company had entered into the U.S. Treasury-based hedging transactions described above. Accordingly, the cost of the settlement of such hedges will be deferred and reflected as an increase to the effective financing cost of the new term loan over its effective ten-year term.

    In the event that, in the opinion of management, it is no longer probable that the remaining forecasted transactions will occur under terms substantially equivalent to those projected, the Company will cease recognizing such transactions as hedges and immediately recognize related gains or losses based on actual settlement or estimated settlement value. No such gains or losses have been recognized by the Company.

NOTE 10--INCOME TAXES

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

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes, as well as operating loss and tax credit carry forwards. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Given the limited nature of the Company's operations and assets and liabilities from 1993 through 1997, the only deferred tax assets are net operating loss carry forwards ("NOL's") which arose during such periods. Since the Company intends to elect to be treated as a REIT for its tax year beginning January 1, 1998, it is anticipated that such NOL's will expire unutilized. Accordingly, no net value, after consideration of a 100% valuation allowance, has been reflected in these financial statements as of December 31, 1998 and 1997.

NOTE 11 - 1996 SHARE INCENTIVE PLAN

    The Company amended and restated its stock option plan to provide a means of incentive compensation for officers, key employees, trustees, consultants and advisors. Stock options, restricted stock awards and other performance awards may be granted under the Starwood Financial Trust 1996 Share Incentive Plan (the "Plan"). Under the amended Plan, up to a maximum of 9.00% of the outstanding Class A Shares on a fully-diluted basis, as adjusted for subsequent issuances of Class A Shares, are reserved for issuance under the Plan. All grants of shares under the Plan, other than automatic grants to non-employee trustees, will be at the sole discretion of the Board of Trustees or a specifically designated subcommittee of such trustees. Approximately 2,493,843 options to purchase Class A Shares at $15.00 per share that are immediately exercisable were granted to the Advisor under the Plan upon consummation of the Recapitalization Transactions, and additional grants may be made to the Advisor or employees of the Company in the future.

    An independent financial advisory firm estimated the value of these options at date of grant to be approximately $2.40 per share using a Black-Scholes valuation model. In the absence of comparable historical market information for the Company, the advisory firm utilized assumptions consistent with activity of a comparable peer group of companies, including an estimated option life of five years, a 27.50% volatility rate and an estimated annual dividend rate of 8.50%. Options issued to employees will be accounted for using the intrinsic method and, accordingly, no earnings charge will be reflected for options issued to direct employees since the exercise price approximates the concurrent exchange transaction price at date of grant. Options issued to the Advisor will be accounted for under the option value method and, accordingly, resulted in a charge to earnings upon consummation of the Recapitalization Transactions equal to the number of options allocated to the Advisor multiplied by the estimated value at consummation. The charge of approximately $6.0 million has been reflected in the Company's first quarter 1998 financial results. Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Trustees.

NOTE 12--EARNINGS PER SHARE

    Basic EPS is computed based on the income applicable to Class A Shares (which is net income reduced by accrued dividends on the preferred shares and by 1% allocated to Class B Shares) divided by the weighted average number of Class A Shares outstanding during the period. Diluted EPS is based on the net earnings applicable to Class A Shares plus dividends on Class B Shares which are convertible into Class A Shares, divided by the weighted average number of Class A Shares and dilutive potential Class A Shares that were outstanding during the period. Dilutive potential Class A Shares include the Class B Shares, which are convertible into Class A Shares at a rate of 49 Class B Shares for one Class A Share, and potentially dilutive options to purchase Class A Shares issued to the Advisor and the trustees of the Company and warrants to acquire Class A Shares. Basic and diluted earnings per Class A Share are based upon the following weighted average shares outstanding during the years ended December 31, 1998, 1997 and 1996, respectively.

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                      ---------------------------------
                                                                                        1998       1997        1996
                                                                                      ---------  ---------     -----
                                                                                               (IN THOUSANDS)
Weighted average Class A Shares outstanding for basic earnings per Class A Share....     41,607      1,258         425
Add effect of assumed shares issued under treasury stock method for stock options...      1,311        542          --
Add effects of conversion of Class B Shares (1 for 49 ratio)........................        445        762          --
Add effects of assumed warrants exercised under treasury stock method for stock
  options...........................................................................         97         --          --
                                                                                      ---------  ---------         ---
Weighted average Class A Shares outstanding for diluted earnings per Class A
  Share.............................................................................     43,460      2,562         425
                                                                                      ---------  ---------         ---
                                                                                      ---------  ---------         ---

    As previously indicated, effective June 19, 1998, the Company consummated a one-for-six reverse stock split for its Class A and Class B Shares. Historical earnings per share have been retroactively restated to reflect the reverse split for comparative purposes.

NOTE 13--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or its components under generally accepted accounting principles. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $59.9 million, $(151,000) and $(577,000) for the years ended December 31, 1998, 1997 and 1996 respectively. The primary component of comprehensive income other than net income was the change in value of certain investments in marketable securities classified as available-for-sale.

NOTE 14--DIVIDENDS

    In order to maintain its election to qualify as a real estate investment trust, the Company must distribute, at a minimum, an amount equal to 95% of its taxable income and must distribute 100% of its taxable income to avoid paying corporate federal income taxes. Accordingly, the Company anticipates it will distribute all of its taxable income to its shareholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses, in certain circumstances, the Company may be required to borrow to make sufficient dividend payments to meet this anticipated dividend threshold.

    Total dividends declared by the Company aggregated $59.7 million or $1.14 per Class A Share for the year ended December 31, 1998. On December 17, 1998, the Company declared a dividend of approximately $21.5 million or $0.41 per Class A Share applicable to the fourth quarter and payable to shareholders of record on December 31, 1998. No dividends were declared or paid during 1997 or 1996. The exact amount of future quarterly dividends to Class A shareholders will be determined by the Board of Trustees based on the Company's actual and expected operations for the fiscal year and the Company's overall liquidity position.

NOTE 15--FAIR VALUES OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires the disclosure of the estimated fair values of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair values of such instruments have been derived based on management's assumptions, the amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are described more fully below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below. The provisions of SFAS 107 do not require the disclosure of the fair value of non-financial instruments, including intangible assets or its real estate assets under long-term operating lease.

    In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the Company.

    SHORT-TERM FINANCIAL INSTRUMENTS--The carrying values of short-term financial instruments including cash and cash equivalents and short-term investments approximate the fair values of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities, or have an average maturity of less than 90 days and carry interest rates which approximate market.

    LOANS AND OTHER INVESTMENTS--For that portion of the Company's interests in loans and other investments which represent financial instruments, which excludes interests in real estate under long-term operating leases and preferred limited partnership interests not considered financial instruments for this purpose, the fair values were estimated by discounting the future contractual cash flows (excluding participation interests in the sale or refinancing proceeds of the underlying collateral) using estimated current market rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

    FINANCIAL INSTRUMENTS TRADED IN THE SECONDARY MARKET--Securities held for investment, securities available for sale, loans held for sale, trading account instruments, long-term debt and trust preferred securities traded actively in the secondary market have been valued using quoted market prices.

    OTHER FINANCIAL INSTRUMENTS--The carrying value of other financial instruments including, restricted cash, accrued interest receivable, accounts payable, accrued expenses and other liabilities approximate the fair values of the instruments.

    DEBT OBLIGATIONS--The Company's existing debt obligations bear interest at fixed margins over LIBOR or spreads over Treasuries. Such margins or spreads may be higher or lower than those at which the Company could currently replace the related financing arrangements. As a result, the fair values of the Company's debt obligations were estimated by discounting current debt balances from December 31, 1998 to maturity using estimated current market rates at which the Company could enter into similar financing arrangements.

    INTEREST RATE PROTECTION AGREEMENTS--The fair value of interest rate protection agreements such as interest rate caps, floors, collars and swaps used for hedging purposes (see Note 9) is the estimated amount the Company would receive or pay to terminate these agreements at the reporting date, taking into account current interest rates and current creditworthiness of the respective counterparties.

    The book and fair values of financial instruments as of December 31, 1998 and 1997 were (in thousands):

                                                                               1998                     1997
                                                                    --------------------------  --------------------
                                                                        BOOK          FAIR        BOOK       FAIR
                                                                       VALUE         VALUE        VALUE      VALUE
                                                                    ------------  ------------  ---------  ---------
FINANCIAL ASSETS:
  Loans and other investments(1)..................................  $  1,826,511  $  1,924,037  $      --  $      --
  Marketable securities...........................................         5,406         5,406     11,175     11,175
  Allowance for credit losses.....................................        (2,750)       (2,750)        --         --
FINANCIAL LIABILITIES:
  Debt obligations................................................     1,055,719     1,039,771         --         --
  Interest rate protection agreements.............................           577       (17,719)        --         --

------------------------

(1) Amounts exclude values relating to non-financial instruments, primarily assets under long-term operating leases and preferred limited partnership interests.

NOTE 16--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table sets forth the selected quarterly financial data for the Company (in thousands, except for per share amounts).

                                                                                  QUARTER ENDED
                                                               ---------------------------------------------------
                                                               DECEMBER 31,  SEPTEMBER 30,  JUNE 30,    MARCH 31,
                                                                   1998          1998         1998        1998
                                                               ------------  -------------  ---------  -----------
1998
Revenue......................................................   $   48,349     $  42,077    $  33,704   $   3,966
Net income (loss)............................................       22,954        20,935       19,889      (3,875)
Net income (loss) applicable to Class A Shares...............       21,790        20,726       19,690      (3,836)
Net income (loss) per Class A Share..........................   $     0.42     $    0.40    $    0.38   $   (0.44)
Weighted average Class A Shares outstanding(1)...............       52,408        52,390       52,390       8,644

                                                                                  QUARTER ENDED
                                                               ---------------------------------------------------
                                                               DECEMBER 31,  SEPTEMBER 30,  JUNE 30,    MARCH 31,
                                                                   1997          1997         1997        1997
                                                               ------------  -------------  ---------  -----------
1997
Revenue......................................................   $    1,181     $     247    $     220   $     240
Net income (loss)............................................          (14)            2            5          18
Net income (loss) applicable to Class A Shares...............          (14)            2            5          18
Net income (loss) per Class A Share..........................   $     0.01     $    0.00    $    0.00   $    0.01
Weighted average Class A Shares outstanding(1)...............        1,258         1,258        1,258       1,258

------------------------

(1) As adjusted for one-for-six reverse stock split effective June 19, 1998 (Note 1).

                            STARWOOD FINANCIAL TRUST

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (DOLLARS IN THOUSANDS)

                                                                          ADDITIONS
                                                                   ------------------------
                                                      BALANCE AT   CHARGED TO   CHARGES TO                BALANCE AT
                                                       BEGINNING    COSTS AND      OTHER                      END
DESCRIPTION                                            OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS    OF PERIOD
----------------------------------------------------  -----------  -----------  -----------  -----------  -----------
FOR THE YEAR ENDED DECEMBER 31, 1998
  None..............................................   $      --    $      --    $      --    $      --    $      --
FOR THE YEAR ENDED DECEMBER 31, 1998
  None..............................................   $      --    $      --    $      --    $      --    $      --
FOR THE YEAR ENDED DECEMBER 31, 1998
  Provision for possible credit losses (A)..........   $      --    $   2,750    $      --    $      --    $   2,750

EXPLANATORY NOTES:
(A) See Note 5 to the Company's 1998 Consolidated Financial Statements.

                            STARWOOD FINANCIAL TRUST

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                            AS OF DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

                                                          INITIAL COST AND
                                                        GROSS CARRYING VALUE
                                                         TO THE COMPANY (C)
                                                        --------------------
                                                                               ACCUMULATED        DATE            DATE
DESCRIPTION/LOCATION        # OF ROOMS   ENCUMBRANCES     LAND     BUILDING   DEPRECIATION     CONSTRUCTED    ACQUIRED (D)
--------------------------  -----------  -------------  ---------  ---------  -------------  ---------------  -------------
REAL ESTATE UNDER LONG-
  TERM OPERATING LEASE (A)
Seattle, Washington.......         850            (B)   $   5,101  $  32,080    $     715            1969         3/18/98
Salt Lake City, Utah......         497            (B)       5,620     32,695          744            1988         3/18/98
Sacramento, California....         376            (B)       1,281      9,809          293            1976         3/18/98
San Diego, California.....         300            (B)       4,394     27,030          661            1990         3/18/98
Sonoma, California........         245            (B)       3,308     20,623          501            1987         3/18/98
Medford, Oregon...........         186            (B)         609      4,668          141            1968         3/18/98
Boise, Idaho..............         182            (B)         968      6,405          176            1979         3/18/98
Pendleton, Oregon.........         168            (B)         556      4,245          138            1977         3/18/98
Kelso, Washington.........         162            (B)         502      3,779          123            1977         3/18/98
Vancouver, Washington.....         160            (B)         507      3,981          133            1973         3/18/98
Durango, Colorado.........         159            (B)       1,242      7,865          195            1986         3/18/98
Wenatchee, Washington.....         149            (B)         513      3,825          120            1974         3/18/98
Coos Bay, Oregon..........         143            (B)         404      3,049           92            1972         3/18/98
Eugene, Oregon............         137            (B)         361      2,721           88            1965         3/18/98
Astoria, Oregon...........         124            (B)         269      2,043           59            1967         3/18/98
Missoula, Montana.........          76            (B)         210      1,607           54            1972         3/18/98
Bend, Oregon..............          75            (B)         233      1,726           54            1971         3/18/98
                                 -----   -------------  ---------  ---------       ------
Totals....................       3,989     $ 125,000    $  26,078  $ 168,151    $   4,287
                                 -----   -------------  ---------  ---------       ------
                                 -----   -------------  ---------  ---------       ------

                               DEPRECIABLE
DESCRIPTION/LOCATION              LIFE
--------------------------  -----------------
REAL ESTATE UNDER LONG-
  TERM OPERATING LEASE (A)
Seattle, Washington.......             (E)
Salt Lake City, Utah......             (E)
Sacramento, California....             (E)
San Diego, California.....             (E)
Sonoma, California........             (E)
Medford, Oregon...........             (E)
Boise, Idaho..............             (E)
Pendleton, Oregon.........             (E)
Kelso, Washington.........             (E)
Vancouver, Washington.....             (E)
Durango, Colorado.........             (E)
Wenatchee, Washington.....             (E)
Coos Bay, Oregon..........             (E)
Eugene, Oregon............             (E)
Astoria, Oregon...........             (E)
Missoula, Montana.........             (E)
Bend, Oregon..............             (E)
Totals....................

EXPLANATORY NOTES:

------------------------------

(A) These properties are subject to a single master lease arrangement with Promus Hotel Corporation.

(B) The properties are secured by a single cross-collateralized mortgage loan with a principal balance of $125.0 million at December 31, 1998. The loan balance is not ascribed to specific properties.

(C) There is no material differences between the gross carrying amounts for generally accepted accounting purposes and for federal income tax reporting purposes as of December 31, 1998.

(D) All properties were acquired in connection with March 18, 1998 Recapitalization Transactions--see Note 4 to the Company's Consolidated Financial Statements. There are no substantial additions to fixed assets subsequent to the Recapitalization Transactions.

(E) Depreciation is calculated as follows: Building & Land Improvements: straight-line over 39 years. Office Equipment, FF&E and Other: straight-line over seven years.

                            STARWOOD FINANCIAL TRUST
                   SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE
                            AS OF DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                                     INTEREST
                                                                                                                     ACCRUAL
TYPE OF LOAN/BORROWER                                                              DESCRIPTION/LOCATION               RATES
---------------------------------------------------------------------------------  ---------------------------  ------------------
SENIOR MORTGAGES
 Borrower A (1)..................................................................  Office, San Diego, CA             LIBOR + 1.50%
  Borrower B (1).................................................................  Office, Dallas, TX                LIBOR + 1.75%
  Borrower C (1).................................................................  Office, Seattle, WA               LIBOR + 1.25%
  Borrower D.....................................................................  Office/Apt., San Diego and        LIBOR + 3.25%
                                                                                   San Francisco, CA
  Borrower E.....................................................................  Retail, Chicago, IL                       8.88%
  Borrower F (1).................................................................  Retail, Concorde, CA                      7.75%
  Borrower G (1).................................................................  Mixed, Boston, MA                         8.97%
  Borrower H (1).................................................................  Hotels, Various states            LIBOR + 2.00%
  All other senior mortgages individually < 3%...................................

SUBORDINATE MORTGAGES
  Borrower A.....................................................................  Office, San Diego, CA                    12.00%
  Borrower B.....................................................................  Office, Dallas, TX                       15.00%
  Borrower F (1).................................................................  Retail, Concorde, CA                      9.53%
  Borrower F (1).................................................................  Retail, Concorde, CA                     10.13%
  Borrower G (1).................................................................  Mixed, Boston, MA                         8.97%
  Borrower H (1).................................................................  Hotels, Various states                   12.50%
  Borrower I.....................................................................  Office, New York, NY              LIBOR + 4.50%
  Borrower J (1).................................................................  Hotels, Various states            LIBOR + 5.80%
  All other subordinate mortgages individually < 3%..............................

DISCOUNT MORTGAGES
  Borrower C (1).................................................................  Office, Seattle, WA                 5.00%-7.00%
  All other discount mortgages individually < 3%.................................

PARTNERSHIP LOANS / UNSECURED NOTES
  Borrower J (1).................................................................  Hotels, Various states            LIBOR + 5.37%
  Borrower K.....................................................................  Office, Los Angeles, CA                  13.75%
  All other partnership loans/unsecured notes individually < 3%..................

CONSTRUCTION LOANS
  Borrower L.....................................................................  Resort, Amelia Island, FL                12.50%
  All other construction mortgages individually < 3%.............................

LOAN PARTICIPATIONS
  All loan participations are individually < 3%..................................

SPECIALTY FINANCE JOINT VENTURE LOANS
  Total investment in origination venture is < 3%................................

INVESTMENTS IN UNCONSOLIDATED VENTURES
  Total investment in unconsolidated ventures is < 3%............................

OTHER REAL ESTATE-RELATED INVESTMENTS
  All other real estate-related investments are individually < 3%................
Totals...........................................................................

                                                                                        INTEREST          FINAL      PERIODIC
                                                                                        PAYMENT         MATURITY      PAYMENT
TYPE OF LOAN/BORROWER                                                                    RATES            DATE       TERMS(3)
---------------------------------------------------------------------------------  ------------------  -----------  -----------
SENIOR MORTGAGES
 Borrower A (1)..................................................................       LIBOR + 1.50%     4/30/02          P&I
  Borrower B (1).................................................................       LIBOR + 1.75%     8/24/04           IO
  Borrower C (1).................................................................       LIBOR + 1.25%    12/14/99          P&I
  Borrower D.....................................................................       LIBOR + 3.25%    12/31/02          P&I

  Borrower E.....................................................................               8.88%      1/1/04          P&I
  Borrower F (1).................................................................               7.75%      9/1/09          P&I
  Borrower G (1).................................................................               8.97%    11/10/07          P&I
  Borrower H (1).................................................................       LIBOR + 2.00%      5/3/99           IO
  All other senior mortgages individually < 3%...................................
SUBORDINATE MORTGAGES
  Borrower A.....................................................................           Cash Flow     4/30/02           CF
  Borrower B.....................................................................       LIBOR + 3.43%     8/24/04           IO
  Borrower F (1).................................................................               9.53%      9/1/00          P&I
  Borrower F (1).................................................................              10.13%     10/1/00          P&I
  Borrower G (1).................................................................               8.97%    11/10/07           IO
  Borrower H (1).................................................................              12.50%      5/3/99           IO
  Borrower I.....................................................................       LIBOR + 4.50%      8/1/03           IO
  Borrower J (1).................................................................       LIBOR + 5.80%     9/15/03           IO
  All other subordinate mortgages individually < 3%..............................
DISCOUNT MORTGAGES
  Borrower C (1).................................................................         5.00%-7.00%    12/14/99           CF
  All other discount mortgages individually < 3%.................................
PARTNERSHIP LOANS / UNSECURED NOTES
  Borrower J (1).................................................................       LIBOR + 5.37%     9/15/03           IO
  Borrower K.....................................................................               9.00%    11/11/27           IO
  All other partnership loans/unsecured notes individually < 3%..................
CONSTRUCTION LOANS
  Borrower L.....................................................................       10.00%-12.50%     7/31/04           IO
  All other construction mortgages individually < 3%.............................
LOAN PARTICIPATIONS
  All loan participations are individually < 3%..................................
SPECIALTY FINANCE JOINT VENTURE LOANS
  Total investment in origination venture is < 3%................................
INVESTMENTS IN UNCONSOLIDATED VENTURES
  Total investment in unconsolidated ventures is < 3%............................
OTHER REAL ESTATE-RELATED INVESTMENTS
  All other real estate-related investments are individually < 3%................

Totals...........................................................................

                                                                                                 FACE       CARRYING
                                                                                     PRIOR     AMOUNT OF    AMOUNT OF
TYPE OF LOAN/BORROWER                                                              LIENS (2)     LOANS        LOANS
---------------------------------------------------------------------------------  ---------  -----------  -----------
SENIOR MORTGAGES
 Borrower A (1)..................................................................  $      --  $    79,201  $    79,201
  Borrower B (1).................................................................         --       82,800       82,800
  Borrower C (1).................................................................         --       91,132       91,132
  Borrower D.....................................................................         --       65,120       64,030

  Borrower E.....................................................................         --      111,120      110,566
  Borrower F (1).................................................................         --       10,505       10,912
  Borrower G (1).................................................................         --       36,513       36,513
  Borrower H (1).................................................................         --       34,283       33,908
  All other senior mortgages individually < 3%...................................         --      147,662      147,570
SUBORDINATE MORTGAGES
  Borrower A.....................................................................         --       38,312       44,507
  Borrower B.....................................................................         --       27,822       28,454
  Borrower F (1).................................................................         --       74,668       77,112
  Borrower F (1).................................................................         --       34,330       35,464
  Borrower G (1).................................................................         --       18,000       23,215
  Borrower H (1).................................................................     70,600       11,428       11,253
  Borrower I.....................................................................    500,000      100,000       99,563
  Borrower J (1).................................................................    110,000       30,000       29,710
  All other subordinate mortgages individually < 3%..............................         --      110,643      109,003
DISCOUNT MORTGAGES
  Borrower C (1).................................................................         --       50,783       37,400
  All other discount mortgages individually < 3%.................................         --       72,900       48,859
PARTNERSHIP LOANS / UNSECURED NOTES
  Borrower J (1).................................................................    134,000       70,500       69,898
  Borrower K.....................................................................    176,500       62,861       62,471
  All other partnership loans/unsecured notes individually < 3%..................         --      208,679      214,052
CONSTRUCTION LOANS
  Borrower L.....................................................................         --       51,168       55,486
  All other construction mortgages individually < 3%.............................         --       42,346       42,333
LOAN PARTICIPATIONS
  All loan participations are individually < 3%..................................         --       42,450       40,877
SPECIALTY FINANCE JOINT VENTURE LOANS
  Total investment in origination venture is < 3%................................         --       50,200       47,722
INVESTMENTS IN UNCONSOLIDATED VENTURES
  Total investment in unconsolidated ventures is < 3%............................        N/A          N/A       30,104
OTHER REAL ESTATE-RELATED INVESTMENTS
  All other real estate-related investments are individually < 3%................        N/A          N/A       17,532
                                                                                   ---------  -----------  -----------
Totals...........................................................................  $ 991,100  $ 1,755,426  $ 1,781,645
                                                                                   ---------  -----------  -----------
                                                                                   ---------  -----------  -----------

EXPLANATORY NOTES:

(1) Loan is part of a part of common borrowing provided by Starwood Financial Trust (see corresponding letter reference).

(2) Excludes senior loans held by the Company to the same borrower.

(3) P&I = principal and interest; IO = interest only; CF = cash flow.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Portions of the Company's definitive proxy statement for the 1999 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Portions of the Company's definitive proxy statement for the 1999 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Portions of the Company's definitive proxy statement for the 1999 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Portions of the Company's definitive proxy statement for the 1999 annual meeting of the shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) and (d). Financial statements and schedules--see Index to Financial Statements and Schedules included in Item 8.

    (b) Reports on Form 8-K.

       The Company's current Report on Form 8-K dated December 15, 1998 was filed on December 23, 1998.

    (c) Exhibits--see index on following page.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                         DOCUMENT DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------

       3.1   Amended and Restated Declaration of Trust dated March 1998.*

       3.2   Articles of Amendment to the Company's Amended and Restated Declaration of Trust. ***

       3.3   Articles Supplementary relating to the Series A Preferred Shares of Beneficial Interest. ***

       3.4   Bylaws of the Company. *

       4.1   Amended and Restated Registration Rights Agreement dated March 18, 1998 among Starwood
             Financial Trust and Starwood Mezzanine Investors, L.P., SAHI Partners and SOFI-IV SMT
             Holdings, L.L.C. **

       4.2   Investor Rights Agreement, dated as of December 15, 1998 among Starwood Financial Trust, a
             Maryland real estate investment trust, Starwood Mezzanine Investors, L.P., a Delaware limited partnership, SOFI-IV SMT Holdings, L.L.C., a Delaware limited liability company, B Holdings,
             L.L.C., a Delaware limited liability company, and Lazard Freres Real Estate Fund II, L.P., a
             Delaware limited partnership, Lazard Freres Real Estate Offshore Fund II L.P., a Delaware
             limited Partnership, and LF Mortgage REIT, a Maryland real estate investment trust.***

       4.4   Form of warrant certificates. ***

       4.5   Form of certificate for Series A Preferred Shares of beneficial interest. ***

       4.6   Form of share certificate for Class A Shares of the Company. **

      10.1   Starwood Financial Trust 1996 Share Incentive Plan. **

      10.2   Contribution Agreement dated as of February 11, 1998, between Starwood Financial Trust,
             Starwood Mezzanine Investors, L.P. and Starwood Opportunity Fund IV, L.P. **

      10.3   Second Amended and Restated Shareholder's Agreement dated March 18, 1998 among B Holdings,
             L.L.C., SAHI Partners, Starwood Mezzanine Investors, L.P., SOFI-IV SMT Holdings, L.L.C., and
             Starwood Financial Trust. **

      10.4   Investment Advisory Agreement dated as of March 18, 1998 between Starwood Financial Trust and
             Starwood Financial Advisors, L.L.C. **

      10.5   Securities Purchase Agreement, dated as of December 15, 1998, by and between Starwood
             Financial Trust, Lazard Freres Real Estate Fund II, L.P., a Delaware limited partnership,
             Lazard Freres Real Estate Offshore Fund II, L.P., a Delaware limited partnership, and LF
             Mortgage REIT, a Maryland real estate investment trust. ***

  EXHIBIT
  NUMBER                                         DOCUMENT DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------
      10.6   Asset Purchase and Sale Agreement, dated as of December 15, 1998 by and between Lazard Freres
             Real Estate Fund, L.P., a Delaware limited partnership, Lazard Freres Real Estate Fund II,
             L.P., a Delaware limited partnership, Prometheus Mid-Atlantic Holding, L.P., a Delaware
             limited partnership, Pacific Preferred LLC, a New York limited liability company, Atlantic
             Preferred II LLC, a New York limited liability company, Indian Preferred LLC, a New York limited liability company and Prometheus Investment Holding, L.P., a Delaware limited partnership and Starwood Financial Trust. ***

      21.1   Subsidiaries of the Company.

------------------------

* Incorporated by reference from the Company's Registration Statement on Form S-4 filed on May 12, 1998.

** Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed on April 2, 1998.

*** Incorporated by reference from the Company's Form 8-K filed on December 23,
    1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     STARWOOD FINANCIAL TRUST
                     ------------------------------------------------
                     REGISTRANT

Date March 31, 1999  /s/ JAY SUGARMAN
                     ------------------------------------------------
                     Jay Sugarman
                     CHIEF EXECUTIVE OFFICER AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date March 31, 1999  /s/ BARRY S. STERNLICHT
                     ------------------------------------------------
                     Barry S. Sternlicht
                     CHAIRMAN OF THE BOARD OF TRUSTEES

Date March 31, 1999  /s/ JAY SUGARMAN
                     ------------------------------------------------
                     Jay Sugarman
                     CHIEF EXECUTIVE OFFICER, PRESIDENT AND TRUSTEE

Date March 31, 1999  /s/ SPENCER B. HABER
                     ------------------------------------------------
                     Spencer B. Haber
                     CHIEF FINANCIAL OFFICER AND SECRETARY
                     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Date March 31, 1999  /s/ JEFFREY G. DISHNER
                     ------------------------------------------------
                     Jeffrey G. Dishner
                     TRUSTEE

Date March 31, 1999  /s/ JONATHAN EILIAN
                     ------------------------------------------------
                     Jonathan Eilian
                     TRUSTEE

Date March 31, 1999  /s/ MERRICK R. KLEEMAN
                     ------------------------------------------------
                     Merrick R. Kleeman
                     TRUSTEE

Date March 31, 1999  /s/ ROBIN JOSEPHS
                     ------------------------------------------------
                     Robin Josephs
                     TRUSTEE

Date March 31, 1999  /s/ WILLIAM MATTHES
                     ------------------------------------------------
                     William Matthes
                     TRUSTEE

Date March 31, 1999  /s/ KNEELAND C. YOUNGBLOOD
                     ------------------------------------------------
                     Kneeland C. Youngblood
                     TRUSTEE