Form 10-Q
period 1999-03-31
STARWOOD FINANCIAL TRUST
filed 1999-05-14
CIK 831972

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(dD) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 1-10150

                            ------------------------

                            STARWOOD FINANCIAL TRUST

             (Exact name of registrant as specified in its charter)

             MARYLAND                            95-6881527
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)           Identification Number)

    1114 AVENUE OF THE AMERICAS                     10036
           27(TH) FLOOR                          (Zip Code)
        NEW YORK, NY 10036
  (Address of principal executive
             offices)

Registrant's telephone number, including area code:    (212) 930-9400

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class:                   Name of Exchange on which registered:
---------------------------------------------  ---------------------------------------------
   Class A Shares of beneficial interest,
               $1.00 par value                            American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 3, 1999, there were 52,470,951 Class A Shares of beneficial interest of Starwood Financial Trust, $1.00 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STARWOOD FINANCIAL TRUST

                               INDEX TO FORM 10-Q

                                                                                                                PAGE
                                                                                                             -----------
PART I.       CONSOLIDATED FINANCIAL INFORMATION...........................................................           3
 ITEM 1.      FINANCIAL STATEMENTS:

              CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1999 AND DECEMBER 31, 1998..........................           3

              CONSOLIDATED STATEMENTS OF OPERATIONS--FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998....           4

              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY--FOR THE THREE MONTHS ENDED MARCH
                31, 1999...................................................................................           5

              CONSOLIDATED STATEMENTS OF CASH FLOWS--FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998....           6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................................           7

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........          21

PART II.      OTHER INFORMATION............................................................................          29

 ITEM 1.      LEGAL PROCEEDINGS............................................................................          29

 ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................          29

 ITEM 3.      DEFAULTS UPON SENIOR SECURITIES..............................................................          29

 ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................          29

 ITEM 5.      OTHER INFORMATION............................................................................          29

 ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.............................................................          29

              SIGNATURES...................................................................................          30

PART I--CONSOLIDATED FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

                            STARWOOD FINANCIAL TRUST

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1999          1998
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)
                                                     ASSETS
Loans and other investments, net.....................................................  $  2,123,102   $2,013,703
Cash and cash equivalents............................................................        17,537       10,110
Restricted cash......................................................................         4,146        5,699
Marketable securities................................................................         5,645        5,406
Accrued interest and rent receivable.................................................        12,966       13,122
Deferred expenses and other assets...................................................        14,963       11,054
Investment in Starwood Operating.....................................................           417          522
                                                                                       ------------  ------------
    Total assets.....................................................................  $  2,178,776   $2,059,616
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities.............................  $      6,829   $   10,536
Dividends payable....................................................................            --       22,633
Debt obligations.....................................................................     1,172,131    1,055,719
                                                                                       ------------  ------------
    Total liabilities................................................................     1,178,960    1,088,888
                                                                                       ------------  ------------
Minority interest....................................................................            --           --
                                                                                       ------------  ------------
Commitments and contingencies........................................................            --           --

Shareholders' equity:
Series A Preferred Shares, $0.01 par value, liquidation value $50.00 per share,
  4,400,000 shares authorized 4,400,000 and 4,400,000 shares issued and outstanding
  at March 31, 1999 and December 31, 1998, respectively..............................            44           44
Class A Shares, $1.00 par value, 70,000,000 shares authorized, 52,470,951 and
  52,407,718 shares issued and outstanding at March 31, 1999 and December 31, 1998,
  respectively.......................................................................        52,471       52,408
Class B Shares, $0.01 par value, 35,000,000 shares authorized, 26,203,859 and
  26,203,859 shares issued and outstanding at March 31, 1999 and December 31, 1998,
  respectively.......................................................................           262          262
Warrants and options.................................................................        19,131       19,131
Net unrealized gains (losses) on "available-for-sale" investments....................           (99)         (23)
Additional paid in capital...........................................................       902,249      901,365
Retained earnings (deficit)..........................................................        25,758       (2,459)
                                                                                       ------------  ------------
    Total shareholders' equity.......................................................       999,816      970,728
                                                                                       ------------  ------------
    Total liabilities and shareholders' equity.......................................  $  2,178,776   $2,059,616
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                                     FOR THE
                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                               --------------------
                                                                                                 1999       1998
                                                                                               ---------  ---------
REVENUE:
  Interest income............................................................................  $  49,919  $   3,293
  Operating lease income.....................................................................      3,727        524
  Other income...............................................................................      1,778        149
                                                                                               ---------  ---------
    Total revenue............................................................................     55,424      3,966
                                                                                               ---------  ---------
COSTS AND EXPENSES:
  Interest expense...........................................................................     19,693      1,096
  Operating lease depreciation...............................................................      1,365        195
  General and administrative.................................................................        484        281
  Advisory fees..............................................................................      4,665        230
  Provision for possible credit losses.......................................................      1,000         --
  Stock option compensation expense..........................................................         --      5,985
                                                                                               ---------  ---------
    Total costs and expenses.................................................................     27,207      7,787
                                                                                               ---------  ---------
Net income (loss) before minority interest...................................................     28,217     (3,821)

Minority interest............................................................................         --        (54)
                                                                                               ---------  ---------
Net income (loss)............................................................................  $  28,217  $  (3,875)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Net income (loss) applicable to Class A Shares...............................................  $  22,680  $  (3,836)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Basic earnings (loss) per Class A Share(1)...................................................  $    0.43  $   (0.44)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Diluted earnings (loss) per Class A Share(1).................................................  $    0.41  $   (0.44)
                                                                                               ---------  ---------
                                                                                               ---------  ---------

------------------------

(1) As adjusted for one-for-six reverse stock split effective June 19, 1998 (Note 1).

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL TRUST

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                  (UNAUDITED)

                                                                         NET
                                        COMMON SHARES,               UNREALIZED
                           SERIES A         AT PAR        WARRANTS      GAINS      ADDITIONAL   RETAINED
                           PREFERRED   ----------------     AND      (LOSSES) ON    PAID-IN     EARNINGS
                            SHARES     CLASS A  CLASS B   OPTIONS    INVESTMENTS    CAPITAL     (DEFICIT)  TOTAL
                           ---------   -------  -------   --------   -----------   ----------   --------  --------
Balance at December 31,
  1998...................     $44      $52,408   $262     $19,131       $(23)       $901,365    $(2,459 ) $970,728
Exercise of options......      --          63      --          --         --             884         --        947
Change in net unrealized
  gains (losses) on
  investments............      --          --      --          --        (76)             --         --        (76)
Net income for the
  period.................      --          --      --          --         --              --     28,217     28,217
                              ---      -------  -------   --------       ---       ----------   --------  --------
Balance as of March 31,
  1999...................     $44      $52,471   $262     $19,131       $(99)       $902,249    $25,758   $999,816
                              ---      -------  -------   --------       ---       ----------   --------  --------
                              ---      -------  -------   --------       ---       ----------   --------  --------

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                  FOR THE
                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          ------------------------
                                                                                             1999         1998
                                                                                          -----------  -----------
Cash flows from operating activities:
Net income (loss).......................................................................  $    28,217  $    (3,875)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
  Minority interest.....................................................................           --           54
  Non-cash expense for options issued to Advisor........................................           --        5,985
  Equity in earnings of unconsolidated joint ventures and subsidiaries..................          105           --
  Depreciation and amortization.........................................................        2,905          429
  Amortization of discount/premium and deferred interest................................       (7,302)        (804)
  Provision for possible credit losses..................................................        1,000           --
  Changes in assets and liabilities:
    Decrease in restricted cash.........................................................        1,553           --
    Decrease in accrued interest and rent receivable....................................          156          556
    Increase in deferred expenses and other assets......................................         (411)      (2,175)
    Decrease in accounts payable, accrued expenses and other liabilities................       (3,707)        (585)
                                                                                          -----------  -----------
    Cash flows provided by (used in) operating activities...............................       22,516         (415)
                                                                                          -----------  -----------
Cash flows from investing activities:
  Net cash outflow for the Recapitalization Transactions................................           --     (334,916)
  New loan or investment originations/acquisitions......................................     (154,318)      (2,336)
  Principal fundings on existing loan commitments.......................................       (7,127)          --
  Repayments of and principal collections from loans and other investments..............       56,668        1,048
                                                                                          -----------  -----------
    Cash flows used in investing activities.............................................     (104,777)    (336,204)
                                                                                          -----------  -----------
Cash flows from financing activities:
  Proceeds from issuance of Class B Shares..............................................           --        1,534
  Net borrowings under revolving credit facilities......................................       87,148      225,000
  Net borrowings under term loans.......................................................       29,717      125,000
  Borrowings under repurchase agreements................................................         (453)      35,630
  Dividends paid........................................................................      (22,633)          --
  Payment for deferred financing costs..................................................       (4,813)      (8,687)
  Proceeds from exercise of options.....................................................          722           --
                                                                                          -----------  -----------
    Cash flows provided by financing activities.........................................       89,688      378,477
                                                                                          -----------  -----------
Increase in cash and cash equivalents...................................................        7,427       41,858
Cash and cash equivalents at beginning of period........................................       10,110          296
                                                                                          -----------  -----------
Cash and cash equivalents at end of period..............................................  $    17,537  $    42,154
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..............................................  $    18,797  $        --
                                                                                          -----------  -----------
                                                                                          -----------  -----------

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

    On September 26, 1996, the Company became the sole general partner of APMT Limited Partnership (see Note 4). As discussed in Note 4, on March 18, 1998, all the outstanding interests in the partnership not held by the Company were exchanged for additional $1.00 par value Class A Shares of beneficial interest (the "Class A Shares") of the Company, the Company became the sole partner of the partnership and the partnership was terminated.

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

    Effective June 19, 1998, the Company (which had previously been organized under California law) changed its domicile to Maryland by merging with a newly-formed subsidiary organized as a real estate investment trust under Maryland law. As a result of this merger, the Company effectively consummated a one-for-six(1) reverse split of its capital stock.

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

    BUSINESS--The Company is a leading structured finance company that engages in opportunistic lending to the real estate industry by implementing an innovative, value added and entrepreneurial approach to providing investment capital. The Company primarily focuses on providing high-yielding mortgage, mezzanine and lease financing to the real estate industry through its proprietary origination, acquisition and servicing platform to create superior risk-adjusted returns for its shareholders.

    The Company's purpose and investment policy is to originate and acquire a diverse portfolio of debt and debt-like interests in real estate or real estate related assets, including to: (i) originate and acquire mortgage and mezzanine loans collaterialized, in whole or in part, by commercial and residential real estate assets; (ii) acquire direct or indirect interests in short- or long-term real estate-related debt securities and mortgage interests, which may include warrants, equity participations or similar rights incidental to a debt investment by the Company; (iii) acquire positions in non-performing and sub-performing debt for the purpose of either restructuring the debt to performing status or converting the debt into equity interests in the underlying assets securing such debt; and (iv) provide credit tenant and net lease financing and invest in similar credit-backed income streams. The Company is restricted from making certain types of investments which may limit its flexibility in implementing its investment policy.

------------------------

Explanatory note:

(1) All share information contained herein is presented as adjusted for effects of one-for-six reverse stock split effective June 19, 1998.

                            STARWOOD FINANCIAL TRUST

    The Company currently originates and acquires loans backed by various types of income-producing commercial real estate, with an emphasis on senior and junior commercial mortgage loans, including mezzanine financing, higher-yielding senior mortgage loans and non-performing or sub-performing loans. The Company has not in the past, and does not currently intend to invest a significant portion of its capital in commercial mortgage-backed securities. A significant portion of loans are structured so that the Company's investment is subordinate to the third-party first mortgage debt but senior to the real estate owner/operator's equity position. The Company does not have any prescribed allocation among investments and the Company could invest all or any portion of its assets in any of the investments described above.

NOTE 2--BASIS OF PRESENTATION

    The accompanying audited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and article 10, Rule 10-01 of Regulations S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of the Company and its qualified REIT subsidiaries. Certain third-party mortgage servicing operations are conducted through Starwood Operating, Inc. ("Starwood Operating"), a taxable corporation, which is not consolidated with the Company for financial reporting or income tax purposes. The Company owns all of the preferred stock and a 95% economic interest in Starwood Operating, which is accounted for under the equity method for financial reporting purposes. Further, certain other investments in partnerships or joint ventures which the Company does not unilaterally control are also accounted for under the equity method.

    In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the Company's financial condition at March 31, 1999 and the results of its operations, changes in shareholders' equity and its cash flows for the three month periods ended March 31, 1999 and 1998. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER INVESTMENTS, NET--As described in Note 5, loans and other investments, net includes the following investments: senior mortgages, junior mortgages, discount mortgages, partnership loans, construction loans, investments in real estate under operating leases, loan participations/loans secured by mortgage loans and investments in certain real estate related marketable securities. In general, management considers its loan and marketable real estate related securities investments as held-to-maturity and, accordingly, reflects such items at amortized historical cost.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

    NON-CASH ACTIVITY--During the three month period ended March 31, 1998, the Company had significant non-cash activity including: (i) conversion of units in APMT Limited Partnership (shown as "minority interest" in the consolidated financial statements) to Class A Shares (see Note 4); (ii) issuance of options to Starwood Financial Advisors, L.L.C. (the "Advisor") to acquire Class A Shares of the Company (see Note 11); and (iii) issuance of new Class A Shares in exchange for a portion of the acquisition of loans and related investments as part of the Recapitalization Transactions (defined below) (see Note 4).

                            STARWOOD FINANCIAL TRUST

    The cash portion of the Recapitalization Transactions is summarized as follows (in thousands):

Acquisition of loans and other
  investments...........................  $(1,061,006)
Acquired accrued interest and rent
  receivable............................       (7,451)
Par value of Class A Shares issued......      302,223
Additional paid in capital on Class A
  Shares issued.........................      431,318
                                          -----------
Net cash outflow for the
  Recapitalization Transactions.........  $  (334,916)
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

    DEFERRED FINANCING COSTS--Loan fees, anticipatory hedging costs and other direct financing costs are capitalized and amortized as additional interest expense using the effective interest method over the term of the related obligation.

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

                            STARWOOD FINANCIAL TRUST

    INCOME TAXES--The Company did not qualify as a REIT from 1993 through 1997; however, it did not incur any material tax liabilities as a result of its operations. See Note 10 to the consolidated financial statements for more information.

    As confirmed in a closing agreement with the IRS obtained in March 1998, the Company is eligible and, upon filing its tax return, intends to elect to be taxed as a REIT for its tax year beginning January 1, 1998. As a REIT, the Company will be subject to income taxation at corporate rates on its REIT taxable income; however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. Starwood Operating is not consolidated for federal income tax purposes and is taxed as a corporation. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in Starwood Operating.

    NET INCOME (LOSS) APPLICABLE TO CLASS A SHARES--Net income applicable to Class A Shares represents net income less current accumulated dividends on the outstanding preferred shares less 1% of the remaining net income, representing amounts applicable to the Class B Shares.

    EARNINGS (LOSS) PER CLASS A SHARE--In February 1997, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the standard for computing earnings per share and makes them comparable with international earnings per share standards. The statement replaces primary earnings per share with basic earnings per share ("Basic EPS") and fully-diluted earnings per share with diluted earnings per share ("Diluted EPS"). The Company adopted this accounting standard effective December 31, 1997, as required.

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

NOTE 4--TRANSACTIONS WITH AFFILIATES AND RECAPITALIZATION

    TRANSACTIONS WITH AFFILIATES--In November 1993, the Company was notified that SAHI, Inc. (one of the Starwood Investors) had acquired all of the Company's 212,500 outstanding Class B Shares. Subsequent to the acquisition of the Class B Shares, SAHI Partners (another of the Starwood Investors) purchased the Class B Shares from SAHI, Inc. and accumulated 40,683 Class A Shares, or 9.60% of the total Class A Shares then outstanding.

    On March 15, 1994, the Company announced that it had entered into an agreement with SAHI Partners and SAHI, Inc. for the sale of a warrant for the right to purchase 833,333 Class A Shares at a price of $6.00 per share (the "Class A Warrant") and 416,667 shares of Class B Shares at a price of $0.06 per share (the "Class B Warrant"). SAHI and SAHI, Inc. purchased the warrants for $101,000, which amount was applied against the purchase price for the initial Class A and Class B Shares purchased pursuant to the warrants. On March 28, 1996, the Class A Warrant was assigned to Starwood Mezzanine.

    On September 26, 1996, the Company became sole general partner of APMT Limited Partnership by contributing $400,000 in cash in exchange for an 8.05% interest in such partnership. Starwood Mezzanine became the 91.95% limited partner by contributing to the partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note, valued by the Company at approximately $4.6 million as of September 30, 1996. Starwood Mezzanine's interest in the partnership

                            STARWOOD FINANCIAL TRUST
was evidenced by units, which were convertible into cash, Class A Shares or a combination of both pursuant to an exchange rights agreement. As described below, the units were converted to Class A Shares in the first quarter of 1998.

    On January 22, 1997, Starwood Mezzanine exercised its rights under the Class A Warrant to acquire 833,333 Class A Shares. After its exercise of the Class A Warrant, Starwood Mezzanine beneficially owned 833,333 Class A Shares and 761,491 units. In addition, SAHI, Inc. exercised its rights under the Class B Warrant to acquire 416,667 Class B Shares. After its exercise of the Class B Warrant, SAHI Inc. beneficially owned 1,009,911 Class B Shares and 40,683 Class A Shares. Upon exercise of the Class A and Class B Warrants, SAHI Partners, SAHI, Inc. and Starwood Mezzanine jointly owned 69.46% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, controlled 79.64% of the voting interest of the Company. The Company increased its capital by approximately $5.0 million, and the resulting funds were used to purchase qualified short-term government securities.

    During the quarter ended March 31, 1998, the Company consummated certain transactions and entered into agreements which significantly recapitalized and expanded the capital resources of the Company as well as modified future operations, including those described herein below in "Recapitalization Transactions."

    RECAPITALIZATION TRANSACTIONS--As more fully discussed in Note 5, pursuant to a series of transactions beginning in March 1994 and including the exercise of certain warrants in January 1997, Starwood Mezzanine and certain entities affiliated with the general partners of Starwood Mezzanine acquired joint ownership of 69.46% and 100% of the outstanding Class A Shares and Class B Shares of the Company, respectively, through which they controlled approximately 79.64% of the voting interest in the Company as of December 31, 1997. Prior to the consummation of these transactions (collectively, the "Recapitalization Transactions"). Starwood Mezzanine also owned 761,491 units which represented the remaining 91.95% of APMT Limited Partnership not held by the Company, which were convertible into either cash, an additional 761,491 Class A Shares of the Company, or a combination of the two, as determined by the Company.

    On March 18, 1998, each outstanding unit held by Starwood Mezzanine was exchanged for one Class A Share of the Company and, concurrently, the partnership was liquidated through a distribution of its net assets to the Company, its then sole partner.

    Simultaneously, Starwood Mezzanine contributed various real estate loan investments to the Company in exchange for 9,191,333 Class A Shares and $25.5 million in cash, as adjusted. SOF IV contributed real estate loans and investments, $17.9 million in cash and certain letters of intent in exchange for 41,179,133 Class A Shares of the Company and a cash payment of $324.3 million. Concurrently, the holders of the Class B Shares who were affiliates of the general partners of Starwood Mezzanine and SOF IV acquired 25,565,979 additional Class B Shares sufficient to maintain existing voting preferences pursuant to the Company's Amended and Restated Declaration of Trust (the "Declaration of Trust"). Immediately after these transactions, the Starwood Investors owned approximately 99.27% of the outstanding Class A Shares of the Company and 100% of the Class B Shares. Assets acquired from Starwood Mezzanine were recorded using step acquisition accounting at predecessor basis adjusted to fair value to the extent of post-transaction third-party ownership. Assets acquired from SOF IV were recorded at their fair market value.

    The following summary pro forma information includes the effects of the following transactions consummated in March 1998: (i) the Recapitalization Transactions; (ii) the exchange of each outstanding unit in APMT Limited Partnership held by holders other than the Company for one Class A Share; (iii) the liquidation and termination of the partnership; and (iv) the borrowings necessary to consummate the aforementioned transactions. The pro forma operating data for the three month period ended March 31, 1998 is presented as if the transactions had been completed on January 1, 1998.

                                   PRO FORMA

                       CONDENSED STATEMENT OF OPERATIONS

                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                                  FOR THE THREE
                                                                                               MONTH PERIOD ENDED
                                                                                                    MARCH 31,
                                                                                                      1998
                                                                                               -------------------
                                                                                                   (UNAUDITED)
REVENUE:
  Interest income............................................................................       $  22,663
  Operating lease income.....................................................................           3,750
  Other income...............................................................................             425
                                                                                                      -------
    Total revenue............................................................................          26,838
                                                                                                      -------
COSTS AND EXPENSES:
  Interest expense...........................................................................           6,957
  Operating lease depreciation...............................................................           1,374
  General and administrative.................................................................             277
  Advisory fees..............................................................................           3,132
  Other......................................................................................             450
                                                                                                      -------
    Total costs and expenses.................................................................          12,190
                                                                                                      -------
  Pro forma net income.......................................................................       $  14,648
                                                                                                      -------
                                                                                                      -------
  Pro forma basic net income per Class A Share...............................................       $    0.28
                                                                                                      -------
                                                                                                      -------
  Weighted average number of Class A Shares outstanding......................................          52,390
                                                                                                      -------
                                                                                                      -------

    The pro forma operating data for the three month period ended March 31, 1998 excludes a charge of approximately $6.0 million or $0.11 per Class A Share, as adjusted, relating to the value of options to acquire Class A Shares issued to the Advisor concurrently with the consummation of the Recapitalization Transactions, as such charge is considered largely non-recurring in nature. However, future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Trustees.

    While other real estate-related investments are assumed to have taken place as of the beginning of each period, mortgage note receivable originations or acquisitions are not reflected in these pro forma numbers until the actual origination or acquisition date by Starwood Mezzanine or SOF IV. The pro forma financial information is not necessarily indicative of what the consolidated results of operations of the Company would have been as of and for the period indicated, nor does it purport to represent the results of operations for future periods.

    ADVISORY AGREEMENT--In connection with the Recapitalization Transactions, the Company and the Advisor entered into an Advisory Agreement (the "Advisory Agreement") pursuant to which the Advisor manages the affairs of the Company, subject to the Company's purpose and investment policy, the investment restrictions and the directives of the Board of Trustees. The services provided by the Advisor include the following: (i) identifying investment opportunities for the Company; (ii) advising the Company with respect to and effecting acquisitions and dispositions of the Company's investments; (iii) monitoring, managing and servicing the Company's loan portfolio; and (iv) arranging debt financing for the Company. The Advisor will not act in a manner that is inconsistent with the express

                                   PRO FORMA

                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

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

NOTE 5--LOANS AND OTHER INVESTMENTS
The following is a summary description of the Company's loans and other investments (in thousands):

                                                                # OF         ORIGINAL     PRINCIPAL     CARRYING VALUE AS OF
                                              UNDERLYING      BORROWERS     COMMITMENT    BALANCES     MARCH 31,   DECEMBER 31,
TYPE OF INVESTMENT                           PROPERTY TYPE    IN CLASS        AMOUNT     OUTSTANDING     1999          1998
-------------------------------------------  -------------  -------------  ------------  -----------  -----------  ------------
                                                                                                      (UNAUDITED)
Senior Mortgages...........................                          14     $  890,672    $ 798,091    $ 793,053    $  656,631
                                             Office/Hotel/
                                               Mixed Use/
                                               Apartment/
                                                   Retail

Subordinated Mortgages.....................                          12        501,874      447,670      460,866       458,280
                                             Office/Hotel/
                                               Mixed Use/
                                                   Retail

Discount Mortgages.........................                           2        125,402      123,142       89,072        86,259
                                             Office/Hotel/
                                                Apartment

Partnership Loans/Unsecured Notes..........                          13        358,585      343,372      347,872       346,421
                                             Office/Hotel/
                                              Residential/
                                                     Land

Construction Loans.........................      Resorts/             2         91,390       53,338       57,537        97,819
                                               Conference
                                                   Center

Real Estate Under Operating Leases.........        Hotels             1          N/A(3)       N/A(3)     188,576       189,942

Loan Participations/Loans Secured By          Hotel/Office            5         51,165       53,452       49,676        40,877
Mortgage Loans.............................

Specialty Finance Joint Venture Loans             Various             7         50,400       50,042       48,279        47,722
(4)........................................

Investments in Unconsolidated Ventures.....       Various             7            N/A          N/A       29,564        30,104

Other Real Estate-Related Investments......   Real Estate-          N/A            N/A          N/A       62,357        62,398
                                                  Related
                                               Securities
                                                                                                      -----------  ------------

Gross Carrying Value.......................                                                            $2,126,852   $2,016,453

Provision for Possible Credit Losses.......                                                               (3,750)       (2,750)
                                                                                                      -----------  ------------

Total, Net.................................                                                            $2,123,102   $2,013,703
                                                                                                      -----------  ------------
                                                                                                      -----------  ------------

                                                                 CONTRACTUAL             CONTRACTUAL
                                               EFFECTIVE           INTEREST                INTEREST
                                               MATURITY            ACCRUAL                 PAYMENT             PRINCIPAL
TYPE OF INVESTMENT                               DATES            RATES (5)               RATES (5)          AMORTIZATION
-------------------------------------------  -------------  ----------------------  ----------------------  ---------------
Senior Mortgages...........................   1999 to 2009  Fixed: 7.28% to 16.00%  Fixed: 7.28% to 12.00%           Yes(1)
                                                            Variable: LIBOR +       Variable: LIBOR +
                                                            1.25% to 6.00%          1.25% to 3.25%
Subordinated Mortgages.....................   1999 to 2007  Fixed: 9.53% to 15.25%  Fixed: 9.53% to 15.25%           Yes(1)
                                                            Variable: LIBOR +       Variable: LIBOR +
                                                            4.00% to 5.80%          4.50% to 5.80%
Discount Mortgages.........................  1999 and 2007  Fixed: 5.00% to 7.00%   Fixed: 5.00% to 7.00%            Yes(1)
Partnership Loans/Unsecured Notes..........   2000 to 2008  Fixed: 8.50% to 17.50%  Fixed: 8.00% to 15.00%           Yes
                                                            Variable: LIBOR +       Variable: LIBOR +
                                                            5.37%                   5.37%
Construction Loans.........................   1999 to 2007  Fixed: 10.30% to        Fixed: 10.00% to                 Yes
                                                            12.50%                  12.50%
Real Estate Under Operating Leases.........          N/A(3)                 N/A(3)                  N/A(3)           N/A(3)
Loan Participations/Loans Secured By          1999 to 2005  Fixed: 7.13% to 14.00%  Fixed: 5.65% to 13.60%           Yes
Mortgage Loans.............................                 Variable: LIBOR +       Variable: LIBOR +
                                                            0.58%                   0.58%
Specialty Finance Joint Venture Loans         2000 to 2018  Fixed: 8.14% to 9.45%   Fixed: 8.14% to 9.45%            Yes
(4)........................................                 Variable: LIBOR +       Variable: LIBOR +
                                                            3.75% to 4.50%          3.75% to 4.50%
Investments in Unconsolidated Ventures.....            N/A  Various                 Various                           No
Other Real Estate-Related Investments......  2002 and 2007  Fixed: 12.50% to        Fixed: 12.50% to                  No
                                                            12.75%                  12.75%
Gross Carrying Value.......................
Provision for Possible Credit Losses.......
Total, Net.................................

                                              PARTICIPATION
TYPE OF INVESTMENT                              FEATURES
-------------------------------------------  ---------------
Senior Mortgages...........................           Yes(2)
Subordinated Mortgages.....................           Yes(2)
Discount Mortgages.........................           Yes(2)
Partnership Loans/Unsecured Notes..........           Yes(2)
Construction Loans.........................            No
Real Estate Under Operating Leases.........           N/A(3)
Loan Participations/Loans Secured By                   No
Mortgage Loans.............................
Specialty Finance Joint Venture Loans                  No
(4)........................................
Investments in Unconsolidated Ventures.....            No
Other Real Estate-Related Investments......            No
Gross Carrying Value.......................
Provision for Possible Credit Losses.......
Total, Net.................................

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

3. The lease is a triple-net operating lease covering 17 hotels under which the lessee pays all costs associated with the operation of the hotels, including real estate taxes, insurance, utilities, services and capital expenditures. The initial term of the lease expires on December 31, 2020, and can be extended for up to three five-year terms at the lessee's option. Rent payments under the lease consist of base rent and additional rent based on the amount by which the aggregate operating revenue for any given year exceeds the aggregate operating revenue for the 12 months ended September 30, 1996. The carrying amount is presented net of accumulated depreciation of approximately $5.7 million as of March 31, 1999.

4. Information for this investment classification, except for the Company's carrying value, represents terms of loans in an unconsolidated joint venture. See narrative discussion of venture in this note.

5.  All variable-rate loans are based on 30-day LIBOR and reprice monthly.

NOTE 5--LOANS AND OTHER INVESTMENTS

    During the three months ended March 31, 1999, the Company and its affiliated ventures originated or acquired an aggregate of $152.1 million in loans and related investments, funded $7.1 million under existing loan commitments and received principal repayments of $56.7 million. During the period from March 18, 1998 (the date of the consummation of the Recapitalization Transaction) to March 31, 1998, the Company and its affiliated joint ventures did not originate or acquire any loans or related investments and received $1.0 million in principal repayments.

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

    The Company has reflected additional provisions for possible credit losses of $1.0 million in its results of operations during the three month period ended March 31, 1999. There was no other activity in the Company's reserve balances during this period. These provisions represent portfolio reserves based on management's evaluation of general market conditions, the Company's and industry loss experience, likelihood of delinquencies or defaults and the underlying collateral. No direct impairment reserves on specific loans were considered necessary. Management may transfer reserves between general and specific reserves as considered necessary. No provisions for possible credit losses were recognized in the three month period ended March 31, 1998 as the Company's entire loan portfolio was recently acquired in the Recapitalization Transactions.

NOTE 6--DEBT OBLIGATIONS

    The Company had obligations under various arrangements with financial institutions as follows (in thousands):

                             MAXIMUM      PRINCIPAL         PRINCIPAL
                             AMOUNT     BALANCE AS OF     BALANCE AS OF           INTEREST                MATURITY
                            AVAILABLE   MARCH 31, 1999  DECEMBER 31, 1998           RATE                    DATE
                           -----------  --------------  -----------------  ----------------------  ----------------------
                                         (UNAUDITED)
REVOLVING CREDIT
  FACILITIES:
  Line of credit.........   $ 675,000     $  558,140       $   554,907          LIBOR + 150%             March 2001
  Line of credit.........     500,000        169,952            86,038        LIBOR + 100-125%          August 2000
                                        --------------  -----------------
    Total revolving                          728,092           640,945
      credit
      facilities.........
                                        --------------  -----------------

TERM LOANS:
  Secured by real estate under               155,400                               7.44%/               March 2009/
    operating leases..................                         125,000          LIBOR + 150%             March 1999
  Secured by senior mortgage                  89,985            89,991          LIBOR + 100%            August 2000
    investment........................
  Secured by senior and subordinate          112,252           112,927          LIBOR + 100%            August 2000
    mortgage investments..............
  Secured by senior mortgage                  40,765            40,765          LIBOR + 100%              May 1999
    investment........................
                                        --------------  -----------------
    Total term loans..................       398,402           368,683
                                        --------------  -----------------
OTHER DEBT OBLIGATIONS:...............        45,637            46,091            Various                 Various
                                        --------------  -----------------
TOTAL DEBT OBLIGATIONS................    $1,172,131       $ 1,055,719
                                        --------------  -----------------
                                        --------------  -----------------

    Availability of amounts under the revolving credit facilities is based on a percentage borrowing base calculation.

NOTE 7--PREFERRED SHARES

    On December 15, 1998, the Company issued 4.4 million preferred shares and warrants to acquire 6.0 million Class A Shares at $35.00 per share, for aggregate proceeds of $220.0 million. The proceeds were allocated between the two securities issued based on estimated relative fair values.

    The preferred shares have a liquidation value of $50.00 per share, carry an initial dividend yield of 9.50% per annum and are callable without premium at the Company's option on or after December 15, 2003. The dividend rate on the preferred shares will increase to 9.75% on December 15, 2005, to 10.00% on December 15, 2006 and to 10.25% on December 15, 2007 and thereafter. No other classes of preferred shares of beneficial interest were outstanding as of March 31, 1999.

    Dividends on the preferred shares are payable quarterly in arrears and are cumulative. The preferred shares have preference over the Company's Class A and Class B Shares with respect to the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of the Company.

NOTE 8--CLASS A SHARES AND CLASS B SHARES

    The Company is authorized to issue 105.0 million shares, representing 70.0 million Class A Shares and 35.0 million Class B Shares, with a par value of $1.00 and $0.01 per share, respectively. Class B Shares are required to be issued by the Company in an amount equal to one half of the number of Class A Shares outstanding. Class A and Class B Shares are each entitled to one vote per share with respect to the election of trustees and other matters. Pursuant to the Declaration of Trust, the Class B Shares are convertible at the option of the Class B Shareholders into Class A Shares on the basis of 49 Class B Shares for one Class A Share. However, the current holder of Class B Shares has agreed with the Company that it will not convert the Class B Shares into Class A Shares without the approval of a majority of trustees that are not affiliated with such holder. All distributions of cash are made 99% to the holders of Class A Shares and 1% to the holders of Class B Shares.

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

    USE OF DERIVATIVE FINANCIAL INSTRUMENTS--The Company's use of derivative financial instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposure. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of nonperformance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet their obligations. Prior to the Recapitalization Transactions, the Company did not significantly utilize derivative financial instruments.

    In anticipation of and since the completion of the Recapitalization Transactions, the Company has entered into a LIBOR interest rate cap struck at 9.00% in the notional amount of $300.0 million expiring in March 2001. The Company also entered into LIBOR interest rate caps struck at 7.50% in the notional amounts of $40.4 million and $38.3 million expiring in January and June 2001, respectively, on amounts borrowed under additional term loans. Further, the Company has also entered into approximately $206.8 million of interest rate swaps to effectively fix the interest rate on a portion of the Company's floating-rate obligations.

    The Company is currently pursuing or recently consummated certain anticipated long-term fixed rate borrowings and had entered into certain derivative instruments based on U.S. Treasury securities to hedge the potential effects of interest rate movements on these transactions. As of March 31, 1999, the Company had entered into an aggregate notional amount of approximately $63.0 million under such agreements, representing fixed rates of approximately 5.5%. Under these agreements, the Company would generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments will be deferred and amortized over the term of the specific related fixed-rate borrowings.

    During the three month period ended March 31, 1999, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The new term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The new term loan represented one of the forecasted transactions for which the Company had previously entered into U.S. Treasury-based hedging transactions. The net cost of the settlement of such hedges has been deferred and will be amortized as an increase to the effective financing cost of the new term loan over its effective ten-year term.

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

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes, as well as operating loss and tax credit carry forwards. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Given the limited nature of the Company's operations and assets and liabilities from 1993 through 1997, the only deferred tax assets are net operating loss carry forwards ("NOL's") of approximately $4.0 million, which arose during such periods. Since the Company intends to elect to be treated as a REIT for its tax year beginning January 1, 1998, it is anticipated that such NOL's will expire unutilized. Accordingly, no net value, after consideration of a 100% valuation allowance, has been reflected in these financial statements as of March 31, 1999 and December 31, 1998.

NOTE 11 - 1996 SHARE INCENTIVE PLAN

    The Company amended and restated its stock option plan to provide a means of incentive compensation for officers, key employees, trustees, consultants and advisors. Stock options, restricted stock awards and other performance awards may be granted under the Starwood Financial Trust 1996 Share Incentive Plan (the "Plan"). Under the amended Plan, up to a maximum of 9.00% of the outstanding Class A Shares on a fully-diluted basis, as adjusted for subsequent issuances of Class A Shares, are reserved for issuance under the Plan. All grants of shares under the Plan, other than automatic grants to non-employee trustees, will be at the sole discretion of the Board of Trustees or a specifically designated subcommittee of such trustees. Approximately 2,493,843 options to purchase Class A Shares at $15.00 per share that are immediately exercisable were granted to the Advisor under the Plan upon consummation of the Recapitalization Transactions on March 18, 1998, and additional grants may be made to the Advisor or employees of the Company in the future.

    An independent financial advisory firm estimated the value of these options at date of grant to be approximately $2.40 per share using a Black-Scholes valuation model. In the absence of comparable historical market information for the Company, the advisory firm utilized assumptions consistent with activity of a comparable peer group of companies, including an estimated option life of five years, a 27.50% volatility rate and an estimated annual dividend rate of 8.50%. Options issued to employees will be accounted for using the intrinsic method and, accordingly, no earnings charge will be reflected for options issued to direct employees since the exercise price approximates the concurrent exchange transaction price at date of grant. Options issued to the Advisor will be accounted for under the option value method and, accordingly, resulted in a charge to earnings upon consummation of the Recapitalization Transactions equal to the number of options allocated to the Advisor multiplied by the estimated value at consummation. The charge of approximately $6.0 million was reflected in the Company's first quarter 1998 financial results. Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Trustees. No additional options have been issued since the Recapitalization Transactions were consummated.

NOTE 12--EARNINGS PER SHARE

    Basic EPS is computed based on the income applicable to Class A Shares (which is net income reduced by accrued dividends on the preferred shares and by 1% allocated to Class B Shares) divided by the weighted average number of Class A Shares outstanding during the period. Diluted EPS is based on the net earnings applicable to Class A Shares plus dividends on Class B Shares which are convertible into Class A Shares, divided by the weighted average number of Class A Shares and dilutive potential Class A Shares that were outstanding during the period. Dilutive potential Class A Shares include the Class B Shares, which are convertible into Class A Shares at a rate of 49 Class B Shares for one Class A Share, and potentially dilutive options to purchase Class A Shares issued to the Advisor and the trustees of the Company and warrants to acquire Class A Shares. Basic and diluted earnings per Class A Share are based upon the following weighted average shares outstanding during each of the three month periods ended March 31, 1999 and 1998, respectively.

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             --------------------
                                                                               1999       1998
                                                                             ---------  ---------

                                                                                (IN THOUSANDS)
                                                                                 (UNAUDITED)
Weighted average Class A Shares outstanding for basic earnings per Class A
  Share....................................................................     52,447      8,644
Add effect of assumed shares issued under treasury stock method for stock
  options..................................................................      1,715         --
Add effect of conversion of Class B Shares (1 for 49 ratio)................        535         --
Add effect of assumed warrants exercised under treasury stock method for
  stock options............................................................      1,849         --
                                                                             ---------  ---------
Weighted average Class A Shares outstanding for diluted earnings per Class
  A Share..................................................................     56,546      8,644
                                                                             ---------  ---------
                                                                             ---------  ---------

    As previously indicated, effective June 19, 1998, the Company consummated a one-for-six reverse stock split for its Class A and Class B Shares. Historical earnings per share have been retroactively restated to reflect the reverse split for comparative purposes.

NOTE 13--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or its components under generally accepted accounting principles. The Company has adopted this standard effective January 1, 1998. Total comprehensive income
(loss) was $28.1 million and $(4.0) million for the three month periods ended March 31, 1999 and 1998, respectively. The primary component of comprehensive income (loss) other than net income (loss) was the change in value of certain investments in marketable securities classified as available-for-sale.

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

    On April 1, 1999, the Company declared a dividend of approximately $22.0 million or $0.42 per Class A Share, applicable to the first quarter and payable to shareholders of record on April 15, 1999. In addition, on April 1, 1999, the Company also declared dividends aggregating approximately $0.2 million to the Class B Shareholders, applicable to the first quarter and payable to shareholders of record on April 15, 1999. The exact amount of future quarterly dividends to shareholders will be determined by the Board of Trustees based on the Company's actual and expected operations for the fiscal year and the Company's overall liquidity position.

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

    On January 22, 1997, Starwood Mezzanine exercised its rights under a warrant (see Note 4 to the Company's consolidated financial statements) to acquire 833,333 Class A Shares. In addition, SAHI, Inc. exercised its rights under the warrant (see Note 4) to acquire 416,667 Class B Shares. As a result of the exercise of warrants to purchase Class A and Class B Shares in January 1997, the Company's capital increased by approximately $5.0 million, and the resulting funds were used to purchase short-term government securities (see Note 4).

    As more fully discussed in Note 4 to the Company's consolidated financial statements, on March 18, 1998, the Company entered into a series of transactions approved by the Company's shareholders which, among other things, substantially recapitalized the Company and modified its investment policy. Effective June 19, 1998, the Company (which was organized under California law) changed its domicile to Maryland by merging with a newly-formed subsidiary organized under Maryland law and issued new shares of the subsidiary to its shareholders in exchange for the previous shares of the Company. Concurrently, the Company consummated a one-for-six reverse stock split.

    Prior to the consummation of the Recapitalization Transactions, the Company's assets primarily consisted of approximately $11.0 million in short-term, liquid real estate investments, cash and cash equivalents.

    On December 15, 1998, the Company sold $220.0 million of preferred shares and warrants to purchase Class A Shares to Lazard Freres Real Estate Fund II, L.P. ("Fund II"), Lazard Freres Real Estate Offshore Fund II, L.P. (the "Offshore Fund"), and LF Mortgage REIT (the "Private REIT" and, collectively with Fund II and the Offshore Fund, the "Investors"). Concurrent with the sale of the preferred shares and warrants, the Company purchased $280.3 million in real estate loans and participation interests (the "Acquired Assets") from Lazard Freres Real Estate Fund L.P. ("Fund I"), Fund II, Prometheus Mid-Atlantic Holding, L.P. ("PMAH"), Pacific Preferred LLC ("Pacific"), Atlantic Preferred II LLC ("Atlantic"), Indian Preferred LLC ("Indian") and Prometheus Investment Holding L.P. ("PIHLP" and, collectively with Fund I, Fund II, PMAH, Pacific, Atlantic, Indian and PIHLP, the "Sellers"). Such transactions are referred to collectively as the "Lazard Transaction."

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO 1998

    During the three months ended March 31, 1999, total revenue increased by approximately $51.5 million as compared to total revenue for the three months ended March 31, 1998. This increase is a result of the interest generated by the loans and other investments contributed in the Recapitalization Transactions, as well as approximately $1.0 billion of other loan investments newly originated or acquired by the Company during 1998. Additionally, the Company originated or acquired $152.1 million of loan investments and funded $7.1 million under existing loan commitments during the three months ended March 31, 1999. The Company received principal repayments of $56.7 million during the three months ended March 31, 1999.

    The increase in the Company's total costs and expenses during the three months ended March 31, 1999 compared to the three months ended March 31, 1998 is primarily due to interest expense on the borrowings under the revolving credit facilities and other borrowings used to fund the Company's loan origination and acquisition activities. Further, as discussed in Note 5 to the consolidated financial statements, the Company recognized a $1.0 million provision in the three month period ended March 31, 1999 for possible credit losses. No similar provision was recognized in the three-month period ended March 31, 1998 as the Company's loan portfolio was recently acquired in the Recapitalization Transactions. Additionally, general and administrative costs associated with the implementation of the Company's new business plan and advisory fee expenses under the Advisory Agreement increased the Company's total costs and expenses during the three months ended March 31, 1999. These increases were partially offset by a $6.0 million charge in the three-month period ended March 31, 1998 for stock option compensation for options issued to the Advisor concurrently with the Recapitalization Transaction (see Note 11 to the Company's consolidated financial statements).

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

    Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond the control of the Company. As more fully discussed in Note 9 to the Company's consolidated financial statements, the Company employs match funding-based hedging strategies to limit the effects of changes in interest rates on its operations, including engaging in interest rate caps, floors, swaps, futures and other interest rate-related derivative contracts. These strategies are specifically designed to reduce the Company's exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate movements in the market. The Company does not enter into derivative contracts for speculative purposes nor as a hedge against changes in credit risk of its borrowers or of the Company itself.

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

    During 1998, the Company completed two significant transactions including the issuance of shares and the purchase of new assets and entered into several credit facilities.

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

    During the third quarter of 1998, the Company expanded its existing revolving credit facility from $500.0 million to $675.0 million and entered into an additional $500.0 million two-year secured credit facility bearing interest at fixed margins over LIBOR. Availability of amounts to borrow under the revolving credit facilities are subject to having sufficient assets included as security under the facilities in accordance with percentage borrowing base calculations.

    In addition, since the completion of the Recapitalization Transactions, the Company has entered into approximately $443.3 million in LIBOR-based term loans secured by certain first mortgage loans it acquired since March 18, 1998. Approximately $44.9 million of these loans were repaid prior to March 31, 1999. Further, the Company has borrowed amounts under reverse repurchase agreements and other obligations, secured by its investments in government securities and other marketable securities of real estate companies. Approximately $45.6 million of such borrowings were outstanding as of March 31, 1999.

    In anticipation of and since the completion of the Recapitalization Transactions, the Company has entered into a LIBOR interest rate cap struck at 9.00% in the notional amount of $300.0 million, which expire in March 2001. The Company also entered into LIBOR interest rate caps struck at 7.50% in the notional amounts of $40.4 million and $38.3 million which expire in January and June 2001, respectively, on amounts borrowed under additional term loans. Further, the Company has originated or acquired assets subject to approximately $236.8 million of interest rate swaps to effectively fix the interest rate on a portion of the Company's floating-rate obligations.

    The Company is currently pursuing or has recently consummated certain anticipated long-term fixed-rate borrowings and had entered into certain derivative instruments based on U.S. Treasury securities to hedge the potential effects of interest rate movements on these transactions. As of March 31, 1999, the Company had entered into derivative instruments with an aggregate notional amount of approximately $63.0 million represent fixed rates of approximately 5.50%. Under these agreements, the Company would generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments will be deferred and amortized over the term of the specific related fixed-rates borrowings.

    During the three-month period ended March 31, 1999, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The new term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The new term loan represented one of the forecasted transactions for which the Company had previously entered into U.S. Treasury-based hedging transactions. The net cost of the settlement of such hedges has been deferred and will be amortized as an increase to the effective financing cost of the new term loan over its effective ten-year term.

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

    The Company's ability to meet its long-term (i.e., beyond one year) liquidity requirements is subject to the renewal of its credit lines and repurchase facilities and/or obtaining other sources of financing, including issuing additional debt or equity from time to time. Any decision by the Company's lenders and investors to enter into such transactions with the Company will depend upon a number of factors such as compliance with the terms of its existing credit arrangements, the Company's financial performance, industry or market trends, the general availability of and rates applicable to financing investments, such lenders' and investors' resources and policies concerning the terms under which they make such loan investments and the relative attractiveness of alternative investment or lending opportunities.

    Based on its monthly interest and other expenses, monthly cash receipts, existing lending commitments and funding plans, the Company believes that its existing sources of funds will be adequate for purposes of meeting its short-and long-term liquidity needs. However, in light of recent volatility in financial markets, which may affect the Company's ability to obtain additional capital resources, there can be no assurance that this will in fact be the case. Material increases in monthly interest expense or material decreases in monthly cash receipts, generally would negatively impact the

Company's liquidity. On the other hand, material decreases in monthly interest expense would positively affect the Company's liquidity.

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

    The Company is in the process of communicating with its significant depository institutions, lenders, custodians, vendors, tenants under operating leases and borrowers with which it interfaces to evaluate their Year 2000 compliance. Approximately 70% of these counterparties have provided written responses to the Company's written questionnaires. The Company is currently contacting all counterparties that have not yet been responsive to the written questionnaires. These counterparties are being interviewed telephonically to assess their Year 2000 compliance. To date, the Company is not aware of any such counterparty with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. Other than communicating with its counterparties, the Company has no means of ascertaining whether a given counterparty will be Year 2000 ready. The inability of counterparties to complete their Year 2000 resolution process in a timely manner could materially impact the Company.

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

NEW ACCOUNTING STANDARDS

    In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company adopted the requirements of this pronouncement in its financial statements for the three month periods ended March 31, 1999 and 1998. The adoption of SFAS No. 131 has not had a material impact on the Company's financial statement disclosures because it is currently considered to operate in a single segment.

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

OTHER MATTERS

1940 ACT EXEMPTION

    The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e., "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of March 31, 1999, the Company calculates that it is in and has maintained compliance with this requirement.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    In January 1999, the Company issued 48,233 Class A Shares upon exercise of certain options previously issued to the Advisor with an exercise price of $15.00 per share. The Class A Shares issued are exempt from registration under the Securities Act of 1933, as amended pursuant to Section (4)(2) thereof.

    In March 1999, the Company issued 15,000 Class A Shares upon exercise of certain options previously issued to the Advisor with an exercise price of $15.00 per share. The Class A Shares issued are exempt from registration under the Securities Act of 1933, as amended pursuant to Section (4)(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

    A. EXHIBITS

    None.

    B. REPORTS ON FORM 8-K

    None.

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

                                STARWOOD FINANCIAL TRUST
                                ---------------------------------------------
                                Registrant

Date May 14, 1999               /s/ Jay Sugarman
                                ---------------------------------------------
                                Jay Sugarman
                                Chief Executive Officer and President

Date May 14, 1999               /s/ Spencer B. Haber
                                ---------------------------------------------
                                Spencer B. Haber
                                Chief Financial Officer and Secretary
                                (Principal Financial and Accounting Officer)