Form 10-Q
period 1999-06-30
STARWOOD FINANCIAL TRUST
filed 1999-08-11
CIK 831972

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 6, 1999, there were 52,470,951 Class A Shares of beneficial interest of Starwood Financial Trust, $1.00 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STARWOOD FINANCIAL TRUST

                               INDEX TO FORM 10-Q

                                                                                                                PAGE
                                                                                                             -----------
PART I.       CONSOLIDATED FINANCIAL INFORMATION...........................................................           3
 ITEM 1.      FINANCIAL STATEMENTS:

              CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1999 AND DECEMBER 31, 1998...........................           3

              CONSOLIDATED STATEMENTS OF OPERATIONS--FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30,
                1999 AND 1998..............................................................................           4

              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY--FOR THE SIX-MONTH PERIOD ENDED
                JUNE 30, 1999..............................................................................           5

              CONSOLIDATED STATEMENTS OF CASH FLOWS--FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30,
                1999 AND 1998..............................................................................           6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................................           7

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........          23

PART II.      OTHER INFORMATION............................................................................          32

 ITEM 1.      LEGAL PROCEEDINGS............................................................................          32

 ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................          32

 ITEM 3.      DEFAULTS UPON SENIOR SECURITIES..............................................................          32

 ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................          32

 ITEM 5.      OTHER INFORMATION............................................................................          32

 ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.............................................................          32

              SIGNATURES...................................................................................          33

PART I--CONSOLIDATED FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

                            STARWOOD FINANCIAL TRUST

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                          AS OF         AS OF
                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1999          1998
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)
                                                     ASSETS
Loans and other investments, net.....................................................  $  2,116,683   $2,013,703
Cash and cash equivalents............................................................        19,518       10,110
Restricted cash......................................................................         3,497        5,699
Marketable securities................................................................         4,862        5,406
Accrued interest and rent receivable.................................................        12,333       13,122
Deferred expenses and other assets...................................................        14,326       11,054
Investment in Starwood Operating.....................................................           409          522
                                                                                       ------------  ------------
    Total assets.....................................................................  $  2,171,628   $2,059,616
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities.............................  $      8,572   $   10,536
Dividends payable....................................................................            --       22,633
Debt obligations.....................................................................     1,160,885    1,055,719
                                                                                       ------------  ------------
    Total liabilities................................................................     1,169,457    1,088,888
                                                                                       ------------  ------------
Minority interest....................................................................            --           --
                                                                                       ------------  ------------
Commitments and contingencies........................................................            --           --

Shareholders' equity:
Series A Preferred Shares, $0.01 par value, liquidation value $50.00 per share,
  4,400,000 shares authorized 4,400,000 and 4,400,000 shares issued and outstanding
  at June 30, 1999 and December 31, 1998, respectively...............................            44           44
Class A Shares, $1.00 par value, 70,000,000 shares authorized, 52,470,951 and
  52,407,718 shares issued and outstanding at June 30, 1999 and December 31, 1998,
  respectively.......................................................................        52,471       52,408
Class B Shares, $0.01 par value, 35,000,000 shares authorized, 26,235,475 and
  26,203,859 shares issued and outstanding at June 30, 1999 and December 31, 1998,
  respectively.......................................................................           262          262
Warrants and options.................................................................        18,976       19,131
Net unrealized gains (losses) on "available-for-sale" investments....................          (141)         (23)
Additional paid in capital...........................................................       902,487      901,365
Retained earnings (deficit)..........................................................        28,072       (2,459)
                                                                                       ------------  ------------
    Total shareholders' equity.......................................................     1,002,171      970,728
                                                                                       ------------  ------------
    Total liabilities and shareholders' equity.......................................  $  2,171,628   $2,059,616
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE                FOR THE
                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                         --------------------  ---------------------
                                                           1999       1998        1999       1998
                                                         ---------  ---------  ----------  ---------
                                                             (UNAUDITED)            (UNAUDITED)
REVENUE:
  Interest income......................................  $  52,007  $  28,663  $  101,926  $  31,956
  Operating lease income...............................      3,723      3,750       7,450      4,274
  Other income.........................................      3,525      1,291       5,303      1,440
                                                         ---------  ---------  ----------  ---------
    Total revenue......................................     59,255     33,704     114,679     37,670
                                                         ---------  ---------  ----------  ---------
COSTS AND EXPENSES:
  Interest expense.....................................     20,556      9,398      40,249     10,494
  Operating lease depreciation.........................      1,365      1,374       2,730      1,569
  General and administrative...........................      1,185        532       1,669        813
  Advisory fees........................................      5,016      1,761       9,681      1,991
  Provision for possible credit losses.................      1,250        750       2,250        750
  Stock option compensation expense....................         --         --          --      5,985
                                                         ---------  ---------  ----------  ---------
    Total costs and expenses...........................     29,372     13,815      56,579     21,602
                                                         ---------  ---------  ----------  ---------
Net income before minority interest....................     29,883     19,889      58,100     16,068

Minority interest......................................         --         --          --        (54)
                                                         ---------  ---------  ----------  ---------
Net income.............................................  $  29,883  $  19,889  $   58,100  $  16,014
Preferred dividends....................................     (5,308)        --     (10,615)        --
                                                         ---------  ---------  ----------  ---------
Net income allocable to common shareholders............  $  24,575  $  19,889  $   47,485  $  16,014
                                                         ---------  ---------  ----------  ---------
                                                         ---------  ---------  ----------  ---------
Net income allocable to Class A Shares.................  $  24,329  $  19,690  $   47,010  $  15,854
                                                         ---------  ---------  ----------  ---------
                                                         ---------  ---------  ----------  ---------
Basic earnings per Class A Share(1)....................  $    0.46  $    0.38  $     0.90  $    0.52
                                                         ---------  ---------  ----------  ---------
                                                         ---------  ---------  ----------  ---------
Diluted earnings per Class A Share(1)..................  $    0.43  $    0.37  $     0.84  $    0.51
                                                         ---------  ---------  ----------  ---------
                                                         ---------  ---------  ----------  ---------

------------------------

(1) As adjusted for one-for-six reverse stock split effective June 19, 1998

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL TRUST

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                  (UNAUDITED)

                                                                         NET
                                                                       UNREALIZED
                                         COMMON SHARES,                 GAINS
                           SERIES A          AT PAR         WARRANTS   (LOSSES)   ADDITIONAL   RETAINED
                           PREFERRED   ------------------     AND         ON       PAID-IN     EARNINGS
                            SHARES     CLASS A    CLASS B   OPTIONS    INVESTMENTS  CAPITAL    (DEFICIT)        TOTAL
                           ---------   --------   -------   --------   --------   ----------   ---------      ----------
Balance at December 31,
  1998...................     $44      $52,408     $262     $19,131       $(23)    $901,365    $ (2,459)      $  970,728
Exercise of options......      --           63       --        (155)        --        1,039          --              947
Change in net unrealized
  gains (losses) on
  investments............      --           --       --          --       (118)          --          --             (118)
Dividends
  declared--preferred....      --           --       --          --         --           83      (5,308)          (5,225)
Dividends
  declared--common.......      --           --       --          --         --           --     (22,261)         (22,261)
Net income for the
  period.................      --           --       --          --         --           --      58,100           58,100
                              ---      --------   -------   --------   --------   ----------   ---------      ----------
Balance as of June 30,
  1999...................     $44      $52,471     $262     $18,976       $(141)   $902,487    $ 28,072       $1,002,171
                              ---      --------   -------   --------   --------   ----------   ---------      ----------
                              ---      --------   -------   --------   --------   ----------   ---------      ----------

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                       FOR THE                   FOR THE
                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JUNE 30,                  JUNE 30,
                                                               ------------------------  ------------------------
                                                                  1999         1998         1999         1998
                                                               -----------  -----------  -----------  -----------
Cash flows from operating activities:
Net income...................................................  $    29,883  $    19,889  $    58,100  $    16,014
Adjustments to reconcile net income to cash flows provided by operating activities:
  Minority interest..........................................           --           --           --           54
  Non-cash expense for options issued to advisor.............           --           --           --        5,985
  Equity in earnings of unconsolidated joint ventures and
    subsidiaries.............................................            8           --          113           --
  Depreciation and amortization..............................        2,745        2,078        5,650        2,507
  Amortization of discount/premium and deferred interest.....       (5,428)          --      (12,730)          --
  Provision for possible credit losses.......................        1,250          750        2,250          750
  Changes in assets and liabilities:
    Decrease in restricted cash..............................          649           --        2,202           --
    (Increase) decrease in accrued interest and rent
      receivable.............................................          633       (6,083)         789       (5,527)
    (Increase) decrease in deferred expenses and other
      assets.................................................         (623)       5,116       (1,034)       2,941
    Increase (decrease) in accounts payable, accrued expenses
      and other liabilities..................................        1,743        5,552       (1,964)       4,967
                                                               -----------  -----------  -----------  -----------
    Cash flows provided by operating activities..............       30,860       27,302       53,376       27,691
                                                               -----------  -----------  -----------  -----------
Cash flows from investing activities:
    Net cash outflow for the Recapitalization Transactions...           --           --           --     (334,916)
    New loan or investment originations/acquisitions.........     (182,932)    (221,588)    (337,250)    (224,728)
    Principal fundings on existing loan commitments..........      (15,597)          --      (22,724)          --
    Repayments of and principal collections from loans and
      other investments......................................      208,502        7,724      265,170        8,772
                                                               -----------  -----------  -----------  -----------
    Cash flows provided by (used in) investing activities....        9,973     (213,864)     (94,804)    (550,872)
                                                               -----------  -----------  -----------  -----------
Cash flows from financing activities:
    Proceeds from issuance of Class B Shares.................           --           --           --        1,534
    Net borrowings (repayments) under revolving credit
      facilities.............................................      (41,689)      70,622       45,459      295,622
    Net borrowings under term loans..........................       36,481       78,764       66,198      203,764
    Borrowings (repayments) under repurchase agreements......       (6,038)       1,676       (6,491)      37,306
    Dividends paid...........................................      (27,486)          --      (50,119)          --
    Payments for deferred financing costs....................         (345)          --       (5,158)      (8,687)
    Costs incurred in reorganization.........................           --         (480)          --         (480)
    Proceeds from exercise of options........................          225            4          947            4
                                                               -----------  -----------  -----------  -----------
    Cash flows provided by (used in) financing activities....      (38,852)     150,586       50,836      529,063
                                                               -----------  -----------  -----------  -----------
Increase (decrease) in cash and cash equivalents.............        1,981      (35,976)       9,408        5,882
Cash and cash equivalents at beginning of period.............       17,537       42,154       10,110          296
                                                               -----------  -----------  -----------  -----------
Cash and cash equivalents at end of period...................       19,518  $     6,178       19,518  $     6,178
                                                               -----------  -----------  -----------  -----------
                                                               -----------  -----------  -----------  -----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest...................  $    19,562  $     6,424  $    38,359  $     6,542
                                                               -----------  -----------  -----------  -----------
                                                               -----------  -----------  -----------  -----------

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BUSINESS

    ORGANIZATION--Starwood Financial Trust (the "Company") was formed to continue and expand its predecessors' business, started in 1993, of delivering flexible financial solutions to the commercial real estate industry. Through a series of transactions during 1994 and 1996, Starwood Mezzanine Investors, L.P. ("Starwood Mezzanine") and certain affiliates of the general partner of Starwood Mezzanine (SAHI, Inc. and SAHI Partners) acquired control of the Company.

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

    BUSINESS--The Company is a leading structured finance company that delivers financial solutions to the real estate industry by implementing a creative, value added and entrepreneurial approach to providing investment capital. The Company primarily focuses on providing custom-tailored mortgage, mezzanine and lease financing to the real estate industry through its proprietary origination, acquisition and servicing platform to create superior risk-adjusted returns for its shareholders.

    The Company currently originates and acquires loans backed by various types of income-producing commercial real estate, with an emphasis on senior and junior commercial mortgage loans, mezzanine financing and credit tenant leasing. The Company has not in the past, and does not currently intend to invest a significant portion of its capital in commercial mortgage-backed securities. A significant portion of the Company's loans are structured so that the Company's investment is subordinate to the third-party first mortgage debt but senior to the real estate owner/operator's equity position. The Company does not have any prescribed allocation among investments, and the Company could invest all or any portion of its assets in any of the investments described above.

------------------------

Explanatory note:

(1) All share information contained herein is presented as adjusted for effects of one-for-six reverse stock split effective June 19, 1998.

                            STARWOOD FINANCIAL TRUST

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and article 10, Rule 10-01 of Regulations S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of the Company and its qualified REIT subsidiaries. Certain third-party mortgage servicing operations are conducted through Starwood Operating, Inc. ("Starwood Operating"), a taxable corporation, which is not consolidated with the Company for financial reporting or income tax purposes. The Company owns all of the preferred stock and a 95% economic interest in Starwood Operating, which is accounted for under the equity method for financial reporting purposes. Further, certain other investments in partnerships or joint ventures which the Company does not unilaterally control are also accounted for under the equity method.

    In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the Company's financial condition at June 30, 1999 and the results of its operations, changes in shareholders' equity and its cash flows for the three- and six-month periods ended June 30, 1999 and 1998, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER INVESTMENTS, NET--As described in Note 5, loans and other investments, net includes the following investments: senior mortgages, junior mortgages, discount mortgages, partnership loans, construction loans, investments in real estate under operating leases, loan participations/loans secured by mortgage loans and investments in certain real estate-related marketable securities. In general, management considers its loan and marketable real estate-related securities investments as held-to-maturity and, accordingly, reflects such items at amortized historical cost.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

    NON-CASH ACTIVITY--During the six months ended June 30, 1998, the Company had significant non-cash activity including: (i) conversion of units in APMT Limited Partnership (shown as "minority interest" in the consolidated financial statements) to Class A Shares (see Note 4); (ii) issuance to Starwood Financial Advisors, L.L.C. (the "Advisor") of options to acquire Class A Shares of the Company (see Note 11); and (iii) issuance of new Class A Shares in exchange for a portion of the acquisition of loans and related investments as part of the Recapitalization Transactions (defined below) (see Note 4).

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

                            STARWOOD FINANCIAL TRUST

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

    DEFERRED FINANCING COSTS--Loan fees, hedging costs and other direct financing costs are capitalized and amortized as additional interest expense using the effective interest method over the term of the related obligation.

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

    As confirmed in a closing agreement with the IRS obtained in March 1998, the Company is eligible and, upon filing its tax return, intends to elect to be taxed as a REIT for its tax year beginning January 1, 1998. As a REIT, the Company will be subject to income taxation at corporate rates on its REIT taxable income; however, the Company is allowed a deduction for the amount of dividends paid

                            STARWOOD FINANCIAL TRUST
to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. Starwood Operating is not consolidated for federal income tax purposes and is taxed as a corporation. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in Starwood Operating.

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

    On January 22, 1997, Starwood Mezzanine exercised its rights under the Class A Warrant to acquire 833,333 Class A Shares. After its exercise of the Class A Warrant, Starwood Mezzanine beneficially owned 833,333 Class A Shares and 761,491 units. In addition, SAHI, Inc. exercised its

                            STARWOOD FINANCIAL TRUST
rights under the Class B Warrant to acquire 416,667 Class B Shares. After its exercise of the Class B Warrant, SAHI Inc. beneficially owned 1,009,911 Class B Shares and 40,683 Class A Shares. Upon exercise of the Class A and Class B Warrants, SAHI Partners, SAHI, Inc. and Starwood Mezzanine jointly owned 69.46% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, controlled 79.64% of the voting interest of the Company. The Company increased its capital by approximately $5.0 million, and the resulting funds were used to purchase qualified short-term government securities.

    During the quarter ended March 31, 1998, the Company consummated certain transactions and entered into agreements which significantly recapitalized and expanded the capital resources of the Company as well as modified future operations, including those described herein below in "Recapitalization Transactions."

    RECAPITALIZATION TRANSACTIONS--Pursuant to a series of transactions beginning in March 1994 and including the exercise of certain warrants in January 1997, Starwood Mezzanine and certain entities affiliated with the general partners of Starwood Mezzanine acquired joint ownership of 69.46% and 100% of the outstanding Class A Shares and Class B Shares of the Company, respectively, through which they controlled approximately 79.64% of the voting interest in the Company as of December 31, 1997. Prior to the consummation of these transactions (collectively, the "Recapitalization Transactions"), Starwood Mezzanine also owned 761,491 units which represented the remaining 91.95% of APMT Limited Partnership not held by the Company, which were convertible into either cash, an additional 761,491 Class A Shares of the Company, or a combination of the two, as determined by the Company.

    On March 18, 1998, each outstanding partnership unit held by Starwood Mezzanine was exchanged for one Class A Share of the Company and, concurrently, the partnership was liquidated through a distribution of its net assets to the Company, its then sole partner.

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

    The following summary pro forma information includes the effects of the following transactions consummated in March 1998: (i) the Recapitalization Transactions; (ii) the exchange of each outstanding unit in APMT Limited Partnership held by holders other than the Company for one Class A Share; (iii) the liquidation and termination of the partnership; and (iv) the borrowings necessary to consummate the aforementioned transactions. The pro forma operating data for the six months ended June 30, 1998 is presented as if the transactions had been completed on January 1, 1998.

                                   PRO FORMA

                       CONDENSED STATEMENT OF OPERATIONS

                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                                     FOR THE SIX
                                                                                                     MONTHS ENDED
                                                                                                    JUNE 30, 1998
                                                                                                    --------------
                                                                                                     (UNAUDITED)
REVENUE:
  Interest income.................................................................................    $   51,326
  Operating lease income..........................................................................         7,500
  Other income....................................................................................         1,716
                                                                                                         -------
    Total revenue.................................................................................        60,542
                                                                                                         -------
COSTS AND EXPENSES:
  Interest expense................................................................................        16,355
  Operating lease depreciation....................................................................         2,958
  General and administrative......................................................................         1,259
  Advisory fees...................................................................................         4,840
  Provision for possible credit losses............................................................           750
                                                                                                         -------
    Total costs and expenses......................................................................        26,162
                                                                                                         -------
  Pro forma net income............................................................................    $   34,380
                                                                                                         -------
                                                                                                         -------
  Pro forma basic net income per Class A Share....................................................    $     0.65
                                                                                                         -------
                                                                                                         -------
  Weighted average number of Class A Shares outstanding...........................................        52,390
                                                                                                         -------
                                                                                                         -------

    The pro forma operating data for the six months ended June 30, 1998 excludes a charge of approximately $6.0 million or $0.11 per Class A Share, as adjusted, relating to the value of options to acquire Class A Shares issued to the Advisor concurrently with the consummation of the Recapitalization Transactions, as such charge is considered largely non-recurring in nature. However, future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Trustees.

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

                                   PRO FORMA

                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

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

NOTE 5--LOANS AND OTHER INVESTMENTS
The following is a summary description of the Company's loans and other investments as of June 30, 1999 (in thousands):

                                                                # OF         ORIGINAL     PRINCIPAL     CARRYING VALUE AS OF
                                              UNDERLYING      BORROWERS     COMMITMENT    BALANCES     JUNE 30,    DECEMBER 31,
TYPE OF INVESTMENT                           PROPERTY TYPE    IN CLASS        AMOUNT     OUTSTANDING     1999          1998
-------------------------------------------  -------------  -------------  ------------  -----------  -----------  ------------
                                                                                                      (UNAUDITED)
Senior Mortgages...........................                          13     $  785,983    $ 731,916    $ 727,418    $  656,631
                                             Office/Hotel/
                                               Mixed Use/
                                               Apartment/
                                                   Retail

Subordinated Mortgages.....................                          16        587,035      567,314      581,285       458,280
                                             Office/Hotel/
                                               Mixed Use/
                                                   Retail

Discount Mortgages.........................                           1         72,900       72,900       50,542        86,259
                                             Office/Hotel/
                                                Apartment

Partnership Loans/Unsecured Notes..........                          12        343,585      330,751      335,059       346,421
                                             Office/Hotel/
                                              Residential/
                                                     Land

Construction Loans.........................      Resorts/             2         91,390       52,908       57,461        97,819
                                               Conference
                                                   Center

Real Estate Under Operating Leases.........        Hotels             1          N/A(3)       N/A(3)     187,211       189,942

Loan Participations/Loans Secured By                                  4         44,328       44,206       43,607        40,877
Mortgage Loans.............................  Hotel/Office/
                                              Residential

Specialty Finance Joint Venture Loans             Various             4         50,400       51,084       47,427        47,722
(4)........................................

Investments in Unconsolidated Ventures.....       Various             7            N/A          N/A       29,359        30,104

Other Real Estate-Related Investments......   Real Estate-          N/A            N/A          N/A       62,314        62,398
                                                  Related
                                               Securities
                                                                                                      -----------  ------------

Gross Carrying Value.......................                                                            $2,121,683   $2,016,453

Provision for Possible Credit Losses.......                                                               (5,000)       (2,750)
                                                                                                      -----------  ------------

Total, Net.................................                                                            $2,116,683   $2,013,703
                                                                                                      -----------  ------------
                                                                                                      -----------  ------------

                                                                 CONTRACTUAL             CONTRACTUAL
                                               EFFECTIVE           INTEREST                INTEREST
                                               MATURITY            ACCRUAL                 PAYMENT             PRINCIPAL
TYPE OF INVESTMENT                               DATES            RATES (5)               RATES (5)          AMORTIZATION
-------------------------------------------  -------------  ----------------------  ----------------------  ---------------
Senior Mortgages...........................   2001 to 2009  Fixed: 7.28% to 16.00%  Fixed: 7.28% to 12.00%           Yes(1)
                                                            Variable: LIBOR +       Variable: LIBOR +
                                                            4.50% to 6.00%          1.50% to 6.00%
Subordinated Mortgages.....................   2000 to 2007  Fixed: 9.53% to 20.00%  Fixed: 9.53% to 18.00%           Yes(1)
                                                            Variable: LIBOR +       Variable: LIBOR +
                                                            4.50% to 5.80%          4.50% to 5.80%
Discount Mortgages.........................           2007  Fixed: 7.00%            Fixed: 7.00%                     Yes
Partnership Loans/Unsecured Notes..........   2000 to 2008  Fixed: 8.50% to 17.50%  Fixed: 8.00% to 15.00%           Yes
                                                            Variable: LIBOR +       Variable: LIBOR +
                                                            5.37%                   5.37%
Construction Loans.........................   2004 to 2007  Fixed: 10.30% to        Fixed: 11.25% to                 Yes
                                                            12.50%                  12.50%
Real Estate Under Operating Leases.........          N/A(3)                 N/A(3)                  N/A(3)           N/A(3)
Loan Participations/Loans Secured By          1999 to 2005  Fixed: 7.13% to 14.00%  Fixed: 5.65% to 13.60%           Yes
Mortgage Loans.............................                 Variable: LIBOR +       Variable: LIBOR +
                                                            5.00%                   5.00%
Specialty Finance Joint Venture Loans         2000 to 2018  Fixed: 9.45%            Fixed: 9.45%                     Yes
(4)........................................                 Variable: LIBOR +       Variable: LIBOR +
                                                            3.75% to 4.50%          3.75% to 4.50%
Investments in Unconsolidated Ventures.....            N/A  Various                 Various                           No
Other Real Estate-Related Investments......  2002 and 2007  Fixed: 12.50% to        Fixed: 12.50% to                  No
                                                            12.75%                  12.75%
Gross Carrying Value.......................
Provision for Possible Credit Losses.......
Total, Net.................................

                                              PARTICIPATION
TYPE OF INVESTMENT                              FEATURES
-------------------------------------------  ---------------
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

3. The lease is a triple-net operating lease covering 17 hotels under which the lessee pays all costs associated with the operation of the hotels, including real estate taxes, insurance, utilities, services and capital expenditures. The initial term of the lease expires on December 31, 2020, and can be extended for up to three five-year terms at the lessee's option. Rent payments under the lease consist of base rent and additional rent based on the amount by which the aggregate operating revenue for any given year exceeds the aggregate operating revenue for the 12 months ended September 30, 1996. The carrying amount is presented net of accumulated depreciation of approximately $7.01 million as of June 30, 1999.

4. Information for this investment classification, except for the Company's carrying value, represents terms of loans in an unconsolidated joint venture. See narrative discussion of the joint venture in this note.

5. Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly.

                            STARWOOD FINANCIAL TRUST

NOTE 5--LOANS AND OTHER INVESTMENTS

    During the six months ended June 30, 1999 and 1998, respectively, the Company and its affiliated ventures originated or acquired an aggregate of $183.8 million and $206.1 million in loans and related investments, funded $15.6 million and $10.0 million under existing loan commitments and received principal repayments of $208.5 million and $7.7 million.

    In addition, on July 24, 1998, the Company entered into a strategic origination venture with a publicly-traded finance company to originate loans secured by specialty real estate. Under its terms, the venture is expected to be ultimately capitalized 70.00% with third-party debt and 30.00% with capital contributions from the Company and its venture partner. The Company will contribute preferred equity in exchange for a 12.00% preferred return and 50.00% of the residual profits in excess of the aggregate of its preferred return and a 12.00% return to the subordinate joint venture partner. Pending the closing of third-party senior debt financing, the Company plans to advance senior equity to the venture at a preferred return at a fixed margin over LIBOR. Since July 24, 1998, the venture has funded approximately $50.4 million of loans. Of the total loan amounts, the Company funded an aggregate of $47.4 million, representing its interim funding of the venture's senior debt and its share of the venture's preferred equity. On June 30, 1999, three of the loans repaid, and the venture received approximately $2.8 million in principal and accrued interest which was distributed out of the venture subsequent to quarter end.

    The Company has reflected additional provisions for possible credit losses of approximately $2.3 million and $0.8 million in its results of operations during the six-month periods ended June 30, 1999 and 1998, respectively, and approximately $1.3 million and $0.8 million for the three-month periods ended June 30, 1999 and 1998, respectively. There was no other activity in the Company's reserve balances during this period. These provisions represent portfolio reserves based on management's evaluation of general market conditions, the Company's and industry loss experience, likelihood of delinquencies or defaults and the underlying collateral. No direct impairment reserves on specific loans were considered necessary. Management may transfer reserves between general and specific reserves as considered necessary.

                            STARWOOD FINANCIAL TRUST

NOTE 6--DEBT OBLIGATIONS

    The Company had obligations under various arrangements with financial institutions as follows (in thousands):

                             MAXIMUM      PRINCIPAL         PRINCIPAL
                             AMOUNT     BALANCE AS OF     BALANCE AS OF           INTEREST                MATURITY
                            AVAILABLE   JUNE 30, 1999   DECEMBER 31, 1998           RATE                    DATE
                           -----------  --------------  -----------------  ----------------------  ----------------------
                                         (UNAUDITED)
REVOLVING CREDIT
  FACILITIES:
  Line of credit.........   $ 675,000     $  541,065       $   554,907         LIBOR + 1.50%             March 2001
  Line of credit.........     500,000        169,952            86,038       LIBOR + 1.00-1.25%         August 2000
                                        --------------  -----------------
    Total revolving
      credit
      facilities.........                    711,017           640,945
                                        --------------  -----------------

TERM LOANS:
  Secured by real estate under               154,955                               7.44%                 March 2009
    operating leases..................                         125,000         LIBOR + 1.50%             March 1999
  Secured by senior mortgage
    investment........................        89,985            89,991         LIBOR + 1.00%            August 2000
  Secured by senior and subordinate
    mortgage investments..............       111,328           112,927         LIBOR + 1.00%            August 2000
  Secured by senior mortgage
    investment........................            --            40,765         LIBOR + 1.00%              May 1999
  Secured by senior mortgage
    investment........................        54,000                --        LIBOR + 1.75(1)          November 2000
                                        --------------  -----------------
    Total term loans..................       410,268           368,683
                                        --------------  -----------------
OTHER DEBT OBLIGATIONS:...............        39,600            46,091            Various                 Various
                                        --------------  -----------------
TOTAL DEBT OBLIGATIONS................  $  1,160,885    $    1,055,719
                                        --------------  -----------------
                                        --------------  -----------------

------------------------------

(1) Based on a 12-month LIBOR contract currently at 5.317%, repricing in May
    2000.

    Availability of amounts under the revolving credit facilities is based on a percentage borrowing base calculation. Except as indicated above, all debt obligations are based on 30-day LIBOR and reprice monthly.

NOTE 7--PREFERRED SHARES

    On December 15, 1998, the Company issued 4.4 million preferred shares and warrants to acquire 6.0 million Class A Shares at $35.00 per share, for aggregate proceeds of $220.0 million. The proceeds were allocated between the two securities issued based on estimated relative fair values.

    The preferred shares have a liquidation value of $50.00 per share, carry an initial dividend yield of 9.50% per annum and are callable without premium at the Company's option on or after December 15, 2003. The dividend rate on the preferred shares will increase to 9.75% on December 15, 2005, to 10.00% on December 15, 2006 and to 10.25% on December 15, 2007 and thereafter. No other classes of preferred shares of beneficial interest were outstanding as of June 30, 1999 or December 31, 1998.

    Dividends on the preferred shares are payable quarterly in arrears and are cumulative. The preferred shares have preference over the Company's Class A and Class B Shares with respect to the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of the Company.

                            STARWOOD FINANCIAL TRUST

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

    In anticipation of and since the completion of the Recapitalization Transactions, the Company had entered into a LIBOR interest rate cap struck at 9.00% in the notional amount of $300.0 million expiring in March 2001. The Company also entered into LIBOR interest rate caps struck at 7.50% in the notional amounts of $40.4 million and $38.3 million expiring in January and June 2001, respectively, on amounts borrowed under additional term loans. In addition, the Company acquired a LIBOR interest rate cap struck at 8.50% in the notional amount of $32.5 million expiring December 1999. Further, the Company has entered into approximately $236.8 million of interest rate swaps to effectively fix the interest rate on a portion of the Company's floating-rate obligations.

                            STARWOOD FINANCIAL TRUST

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The Company is currently pursuing or recently consummated certain anticipated long-term fixed rate borrowings and had entered into certain derivative instruments based on U.S. Treasury securities to hedge the potential effects of interest rate movements on these transactions. As of June 30, 1999, the Company had an aggregate notional amount of approximately $63.0 million still outstanding under such agreements, representing fixed rates of approximately 5.5%. Under these agreements, the Company would generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments will be deferred and amortized over the term of the specific related fixed-rate borrowings.

    During the six-month period ended June 30, 1999, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The new term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The new term loan represented one of the forecasted transactions for which the Company had previously entered into U.S. Treasury-based hedging transactions. The net cost of the settlement of the related interest rate hedges has been deferred and will be amortized as an increase to the effective financing cost of the new term loan over its effective 10-year term.

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

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes, as well as operating loss and tax credit carry forwards. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Given the limited nature of the Company's operations and assets and liabilities from 1993 through 1997, the only deferred tax assets are net operating loss carry forwards ("NOLs") of approximately $4.0 million, which arose during such periods. Since the Company intends to elect to be treated as a REIT for its tax year beginning January 1, 1998, it is anticipated that such NOLs will expire unutilized. Accordingly, no net value, after consideration of a 100% valuation allowance, has been reflected in these financial statements as of June 30, 1999 or December 31, 1998.

NOTE 11 -- 1996 SHARE INCENTIVE PLAN

    The Company maintains a stock option plan to provide a means of incentive compensation for officers, key employees, trustees, consultants and advisors. Stock options, restricted stock awards and other performance awards may be granted under the Starwood Financial Trust 1996 Share Incentive

                            STARWOOD FINANCIAL TRUST

NOTE 11 -- 1996 SHARE INCENTIVE PLAN (CONTINUED)
Plan (as amended, the "Plan"). Under the Plan, up to of 9.00% of the outstanding Class A Shares on a fully-diluted basis, as adjusted for subsequent issuances of Class A Shares, are reserved for issuance under the Plan. All grants under the Plan, other than automatic grants to non-employee trustees, will be at the sole discretion of the Board of Trustees or a specifically designated subcommittee of such trustees. Approximately 2,493,843 options to purchase Class A Shares at $15.00 per share that are immediately exercisable were granted to the Advisor on March 13, 1998 under the Plan in connection with the consummation of the Recapitalization Transactions, and additional grants may be made to the Advisor or employees of the Company in the future.

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

NOTE 12--EARNINGS PER SHARE

    Basic EPS is computed based on the income applicable to Class A Shares (which is net income reduced by accrued dividends on the preferred shares and by 1% allocated to Class B Shares) divided by the weighted average number of Class A Shares outstanding during the period. Diluted EPS is based on the net earnings applicable to Class A Shares plus dividends on Class B Shares which are convertible into Class A Shares, divided by the weighted average number of Class A Shares and dilutive potential Class A Shares that were outstanding during the period. Dilutive potential Class A Shares include the Class B Shares, which are convertible into Class A Shares at a rate of 49 Class B Shares for one Class A Share, and potentially dilutive options to purchase Class A Shares issued to the Advisor and the trustees of the Company and warrants to acquire Class A Shares. Basic and diluted

                            STARWOOD FINANCIAL TRUST

NOTE 12--EARNINGS PER SHARE (CONTINUED)
earnings per Class A Share are based upon the following weighted average shares outstanding during each of the three- and six-month periods ended June 30, 1999 and 1998, respectively.

                                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                               JUNE 30,              JUNE 30,
                                                                         --------------------  --------------------
                                                                           1999       1998       1999       1998
                                                                         ---------  ---------  ---------  ---------

                                                                                       (IN THOUSANDS)
Weighted average Class A Shares outstanding for basic earnings per
  Class A Share........................................................     52,471     52,390     52,459     30,637
Add effect of assumed shares issued under treasury stock method for
  stock options........................................................      1,706      1,228      1,712        701
Add effects of conversion of Class B Shares (49-for-one ratio).........        560        560        560        327
Add effect of assumed warrants exercised under treasury stock method
  for stock options....................................................      1,865         --      1,857         --
                                                                         ---------  ---------  ---------  ---------
Weighted average Class A Shares outstanding for diluted earnings per
  Class A Share........................................................     56,602     54,178     56,588     31,665
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------

    As previously indicated, effective June 19, 1998, the Company consummated a one-for-six reverse stock split for its Class A and Class B Shares. Historical earnings per share and the information presented above have been retroactively restated to reflect the reverse split for comparative purposes.

NOTE 13--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or its components under generally accepted accounting principles. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $58.4 million and $16.1 million for the six-month periods ended June 30, 1999 and 1998, respectively, and $30.3 and $20.0 for the three-month periods ended June 30, 1999 and 1998, respectively. The primary component of comprehensive income other than net income was the change in value of certain investments in marketable securities classified as available-for-sale.

NOTE 14--DIVIDENDS

    In order to maintain its election to qualify as a REIT, the Company must distribute, at minimum, an amount equal to 95% of its taxable income and must distribute 100% of its taxable income to avoid paying corporate federal income taxes. Accordingly, the Company anticipates it will distribute all of its taxable income to its shareholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses, in certain circumstances, the Company may be required to borrow to make sufficient dividend payments to meet this anticipated dividend threshold.

                            STARWOOD FINANCIAL TRUST

NOTE 14--DIVIDENDS (CONTINUED)
    Total dividends declared by the Company aggregated $22.3 million or $0.42 per Class A Share for the three and six months ended June 30, 1999. On July 1, 1999, the Company declared a dividend of approximately $22.8 million or $0.43 per Class A Share, applicable to the second quarter and payable to shareholders of record on July 15, 1999. In addition, on July 1, 1999, the Company also declared dividends aggregating approximately $0.2 million to the Class B Shareholders, applicable to the second quarter and payable to shareholders of record on July 15, 1999. The Company also declared a preferred dividend of approximately $5.2 million to all preferred shareholders of record on June 30, 1999. The exact amount of future quarterly dividends to shareholders will be determined by the Board of Trustees based on the Company's actual and expected operations for the fiscal year and the Company's overall liquidity position.

NOTE 15--PROPOSED TRANSACTIONS

    On June 16, 1999, the Company announced that it entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 15, 1999, with TriNet Corporate Realty Trust, Inc. ("TriNet"), pursuant to which TriNet will merge with and into a subsidiary of the Company, with TriNet surviving as a subsidiary of the Company (the "Merger"). Following the Merger, the Company will continue to qualify as a REIT for federal income tax purposes.

    The Merger is expected to close in the fourth quarter of 1999, subject to receipt of approval by the TriNet shareholders and satisfaction of customary closing conditions. In the Merger, each share of common stock of TriNet will be converted into 1.15 common shares of the Company. Each share of Series A, Series B or Series C Cumulative Redeemable Preferred Stock of Trinet will be converted into a share of Series B, Series C or Series D (respectively) Cumulative Redeemable Preferred Stock of the Company. The Company's preferred stock issued to the former TriNet preferred stockholders will have substantially the same terms as the TriNet preferred stock, except that the new Series B, C, and D preferred stock will have additional voting rights not associated with the TriNet preferred stock. The holders of the Company's Series A preferred stock will retain their preferred shares with the same rights and preferences as existed prior to the merger.

    Contemporaneously with the consummation of the Merger, the Company will acquire 100% of the interests in the Advisor in exchange for total consideration of four million common shares of the Company (the "Advisor Transaction"). The closings of the Merger and the Advisor Transaction are conditions to the completion of each other.

    Prior to the consummation of the Merger and the Advisor Transaction, the Company intends to change its form from a Maryland trust to a Maryland corporation through a merger with a wholly-owned subsidiary of the Company formed solely to effect such merger (the "Incorporation Merger"). In the Incorporation Merger, the Class B Shares will be converted into shares of common stock on a 49-for-one basis (the same ratio at which Class B Shares are currently convertible into Class A Shares) and the Class A Shares will be converted into shares of common stock on a one-for-one basis.

    Following completion of the Incorporation Merger, but prior to the effective time of the Merger with TriNet and the Advisor Transaction, the Company intends to pay a special dividend of an aggregate of one million Class A Shares pro rata to all holders of its Class A Shares.

    The Company's principal shareholders, who together represent approximately 99% of the outstanding voting power of the Company, have entered into agreements with TriNet, pursuant to

                            STARWOOD FINANCIAL TRUST

NOTE 15--PROPOSED TRANSACTIONS (CONTINUED) which, among other things, those holders have granted to TriNet irrevocable proxies to vote their shares in favor of the Merger, and against any proposal which would compete with the Merger. Those shareholders have also agreed to vote all of their shares in favor of the Advisor Transaction and the Incorporation Merger. TriNet has agreed with the Company that if the Merger Agreement is terminated under certain circumstances, TriNet will pay the Company certain fees and expenses described in the Merger Agreement. The Company has agreed with TriNet that if the Merger Agreement is terminated under certain other circumstances, the Company will pay TriNet certain fees and expenses described in the Merger Agreement.

    The Company and TriNet have developed a preliminary plan to integrate the two organizations and are now implementing the integration process. In this regard, both companies have: (i) established integration task forces comprised of senior executives from the Company and TriNet in each of six key disciplines;
(ii) created a unified organizational chart and preliminary roles and responsibilities for key management personnel for the combined company; and
(iii) begun aligning their investment, financing and asset management activities. In the integration process, the Company and TriNet have adopted a "best practices" policy to leverage the complementary strengths of both companies. The companies have also retained an experienced third-party management consultant to assist in the integration process.

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

    Immediately prior to the consummation of the Recapitalization Transactions, the Company's assets primarily consisted of approximately $11.0 million in short-term, liquid real estate investments, cash and cash equivalents.

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

RESULTS OF OPERATIONS

                                                                             ORIGINATIONS
                                                                                 AND      ADDITIONAL    PRINCIPAL
                                                                             ACQUISITIONS  FUNDINGS    REPAYMENTS
                                                                             -----------  -----------  -----------
                                                                                         (IN MILLIONS)
Quarter Ended March 31, 1998
  (Including Recapitalization Transactions)................................   $ 1,061.0    $      --    $      --
Quarter Ended June 30, 1998................................................       206.1         10.0         (2.8)
Quarter Ended September 30, 1998...........................................       564.8          0.5        (87.4)
Quarter Ended December 31, 1998
  (Including Lazard Transaction)...........................................       250.1          6.0        (13.7)
Quarter Ended March 31, 1999...............................................       152.1          7.1        (56.7)
Quarter Ended June 30, 1999................................................       183.8         15.6       (208.5)
                                                                             -----------       -----   -----------
Totals.....................................................................   $ 2,417.9    $    39.2    $  (369.1)
                                                                             -----------       -----   -----------
                                                                             -----------       -----   -----------

    THREE-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO 1998

    During the three months ended June 30, 1999, total revenue increased by $25.7 million as compared to total revenue for the three months ended June 30, 1998. This increase is a result of the interest generated by the real estate loan investments contributed in the Recapitalization Transactions, as well as other loan investments newly originated or acquired by the Company and additional fundings under loan commitments.

    Included in other income for the three-month period ended June 30, 1999 is a gain of $3.1 million from the early repayment of a $90.6 million senior mortgage and a $50.1 million non-recourse subordinate mortgage, which had been acquired at a discount, from a single borrower.

    The increase in the Company's total costs during the three months ended June 30, 1998 compared to the three months ended June 30, 1999 is primarily due to the expense associated with the interest expense on the borrowings under the revolving credit facility and other borrowings used to fund the Company's loan origination and acquisition activities, as well general administrative costs associated with the implementation of the Company's new business plan and advisory fee expenses under the Advisory Agreement.

    The Company believes that because of the significant expansion of the scope of its operations as a result of the Recapitalization Transactions, which occurred on March 18, 1998, prior periods are not necessarily indicative of the Company's future operating results or financial conditions.

    SIX-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO 1998

    During the six months ended June 30, 1999, total revenue increased by $77.2 million as compared to total revenue for the six months ended June 30, 1998. This increase is a result of the interest generated by the real estate loan investments contributed in the Recapitalization Transactions, as well as other loan investments newly originated or acquired by the Company and additional fundings under loan commitments.

    Included in other income for the six-month period ended June 30, 1999 is a gain of $3.1 million from the early repayment of a $90.6 million senior mortgage and a $50.1 million non-recourse subordinate mortgage, which had been acquired at a discount, from a single borrower. Additionally, included in other income is a $1.9 million prepayment penalty from the early repayment of a $40.0 million senior mortgage.

    The increase in the Company's total costs during the six months ended June 30, 1998 compared to the six months ended June 30, 1999 is primarily due to the expense associated with the interest expense on the borrowings under the revolving credit facility and other borrowings used to fund the Company's loan origination and acquisition activities. Further, as discussed in Note 5 to the consolidated financial statements, the Company recognized a $2.3 million provision in the six-month period ended June 30, 1999 for possible credit losses as compared to $0.8 million taken in the six-month period ended June 30, 1998. Additionally, general and administrative costs associated with the implementation of the Company's new business plan and advisory fee expenses under the Advisory Agreement increased the Company's total costs and expenses during the six months ended June 30, 1999. These increases were partially offset by a $6.0 million charge in the six-month period ended June 30, 1998 for the stock option compensation for options issued to the Advisor concurrently with the Recapitalization Transactions (see Note 11 to the Company's consolidated financial statements.)

    The Company believes that because of the significant expansion of the scope of its operations as a result of the Recapitalization Transactions, which occurred on March 18, 1998, prior periods are not necessarily indicative of the Company's future operating results or financial conditions.

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

    In addition, since the completion of the Recapitalization Transactions, the Company has entered into approximately $496.4 million in LIBOR-based term loans secured by certain first mortgage loans it acquired since March 18, 1998. Approximately $85.7 million of these loans were repaid prior to June 30, 1999. Further, the Company has borrowed amounts under reverse repurchase agreements and other obligations, secured by its investments in government securities and other marketable securities of real estate companies. Approximately $39.6 million of such borrowings were outstanding as of June 30, 1999.

    In anticipation of and since the completion of the Recapitalization Transactions, the Company had entered into a LIBOR interest rate cap struck at 9.00% in the notional amount of $300.0 million, which expires in March 2001. The Company also entered into LIBOR interest rate caps struck at 7.50% in the notional amounts of $40.4 million and $38.3 million which expire in January and June 2001, respectively, on amounts borrowed under additional term loans. In addition, the Company acquired a LIBOR interest rate cap struck at 8.50% in the notional amount of $32.5 million expiring December 1999. Further, the Company has originated or acquired assets subject to approximately $236.8 million of interest rate swaps to effectively fix the interest rate on a portion of the Company's floating-rate obligations.

    The Company is currently pursuing or has recently consummated certain anticipated long-term fixed-rate borrowings and had entered into certain derivative instruments based on U.S. Treasury securities to hedge the potential effects of interest rate movements on these transactions. As of

June 30, 1999, the Company had derivative instruments with an aggregate remaining notional amount of approximately $63.0 million, which represent fixed rates of approximately 5.50%. Under these agreements, the Company would generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments will be deferred and amortized over the term of the specific related fixed-rates borrowings.

    During the six-month period ended June 30, 1999, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The new term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The new term loan represented one of the forecasted transactions for which the Company had previously entered into U.S. Treasury-based hedging transactions. The net cost of the settlement of such hedges has been deferred and will be amortized as an increase to the effective financing cost of the new term loan over its effective 10-year term.

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

STATE OF READINESS

    The Company has adopted a plan and formed a team of internal and external personnel to address Year 2000 issues. The Company has conducted the discovery and assessment stages on all its in-house systems that could be significantly affected by the Year 2000. The completed assessment indicated that all of the Company's in-house systems are Year 2000 capable. The Company has a 95% economic interest in Starwood Operating, which is in the third-party mortgage servicing business. Starwood Operating has completed the assessment of its systems and implemented all required upgrades and modifications. Starwood Operating has tested all systems, which was completed during the first half of 1999. Year 2000 issues at Starwood Operating were addressed by the previous owner of the business, which agreed to indemnify Starwood Operating for any of Starwood Operating's losses relating to Starwood Operating's systems and has ensured Starwood Operating that all such systems are Year 2000 compliant.

    The Company is in the process of communicating with its significant depository institutions, lenders, custodians, vendors, tenants under operating leases and borrowers with which it interfaces to evaluate their Year 2000 compliance. Approximately 75% of these counterparties have provided written responses to the Company's written questionnaires. The Company is currently contacting all counterparties that have not yet been responsive to the written questionnaires. These counterparties are being interviewed telephonically to assess their Year 2000 compliance. To date, the Company is not aware of any such counterparty with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. Other than communicating with its counterparties, the Company has no means of ascertaining whether a given counterparty will be Year 2000 ready. The inability of counterparties to complete their Year 2000 resolution process in a timely manner could materially impact the Company.

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

NEW ACCOUNTING STANDARDS

    In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company adopted the requirements of this pronouncement in its financial statements beginning with the three-month periods ended March 31, 1999 and 1998. The adoption of SFAS No. 131 has not had a material impact on the Company's financial statement disclosures because it is currently considered to operate in a single segment.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999 the FASB voted to defer the effectiveness of SFAS 133 for one year. SFAS 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;
(ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. The Company currently plans to adopt this pronouncement as required effective January 1, 2001. The adoption of SFAS 133 is not expected to have a material impact on the financial impact on the financial position or results of operations of the Company.

OTHER MATTERS

1940 ACT EXEMPTION

    The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e., "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of June 30, 1999, the Company calculates that it is in and has maintained compliance with this requirement.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On June 1, 1999, 31,616 Class B Shares were issued to current holders of the Class B Shares for a price of $0.01 per share and options to purchase an aggregate of 4,998 Class A Shares with an exercise price of $57.50 were granted to the independent trustees, in each case pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 1, 1999, the Company held its 1999 annual meeting of shareholders to vote on various proposals described in the following summary:

ELECTION OF TRUSTEES:

    The four trustees elected as a result of the meeting to hold office until their respective successors are elected are William M. Matthes, Barry S. Sternlicht, Jay Sugarman, and Kneeland C. Youngblood. Jeffrey Dishner, Jonathan Eilian, Merrick Kleeman and Robin Josephs are the members of the Board of Trustees whose office did not expire in 1999 and who continue as trustees.

                                                 ELIGIBLE
TRUSTEE                                           VOTES          FOR        AGAINST    ABSTAIN
---------------------------------------------  ------------  ------------  ---------  ---------
William M. Matthes...........................    78,674,810    78,539,503     25,651    109,656
Barry S. Sternlicht..........................    78,674,810    78,539,803     25,351    109,656
Jay Sugarman.................................    78,674,810    78,539,803     25,351    109,656
Kneeland C. Youngblood.......................    78,674,810    78,539,803     25,351    109,656

OTHER PROPOSALS:

                                                  ELIGIBLE
PROPOSAL                                           VOTES          FOR        AGAINST     ABSTAIN
----------------------------------------------  ------------  ------------  ---------  -----------
1.To ratify the appointment of
  PricewaterhouseCoopers LLP as the
  Independent Auditors for the fiscal year
  ended December 31, 1999.....................    78,674,810    78,562,487        357       2,310

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

    A. EXHIBITS

    None.

    B. REPORTS ON FORM 8-K

    On June 21, 1999, a report on Form 8-K was filed in connection with the TriNet Merger Agreement.

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

                                STARWOOD FINANCIAL TRUST
                                ---------------------------------------------
                                Registrant

Date August 11, 1999            /s/ Jay Sugarman
                                ---------------------------------------------
                                Jay Sugarman
                                Chief Executive Officer and President

Date August 11, 1999            /s/ Spencer B. Haber
                                ---------------------------------------------
                                Spencer B. Haber
                                Chief Financial Officer and Secretary
                                (Principal Financial and Accounting Officer)